Form 10-Q
period 2022-03-31
Blue Ocean Acquisition Corp
filed 2022-05-12
CIK 1856961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended March 31, 2022

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from to

Commission File Number: 001-41112

Blue Ocean Acquisition Corp

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1593951
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 Wisconsin Circle, 7th Floor Chevy Chase, MD 20815	20815
(Address of principal executive offices)	(Zip Code)

(240) 235-5049
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Units, each consisting of one Class A ordinary share and one-half of one redeemable warrant to purchase one Class A ordinary share	BOCNU	The NASDAQ Stock Market LLC

Class A ordinary share, par value $0.0001 per share	BOCN	The NASDAQ Stock Market LLC

Redeemable warrants, each exercisable for one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment	BOCNW	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
		Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☑  No ☐

As of May 10, 2022, there were 18,975,000 Units, 18,975,000 Class A ordinary shares and 4,743,750 Class B ordinary shares of the registrant issued and outstanding.
.

BLUE OCEAN ACQUISITION CORP

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

PART I - FINANCIAL INFORMATION

Item 1.	Interim Financial Statements.

 BLUE OCEAN ACQUISITION CORP
CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Current Assets:
Cash	$882,587	$1,050,670
Prepaid expenses and other assets	322,207	285,020
Total current assets	1,204,794	1,335,690
Non-current assets
Other assets	171,667	236,041
Marketable securities held in trust account	193,503,647	193,549,933
Total assets	$194,880,108	$195,121,664

Liabilities and Shareholders’ Deficit
Current Liabilities:
Accounts payable and accrued expenses	$309,424	$139,852
Accrued offering costs	—	11,105
Accounts Payable – Related Party	20,000	—
Total current liabilities	329,424	150,957
Accrued offering costs, non-current	806,823	806,823
Warrant liabilities	6,173,228	12,629,625
Deferred underwriting fee payable	6,641,250	6,641,250
Total liabilities	13,950,725	20,228,655

Commitments
Class A ordinary shares subject to possible redemption, 18,975,000 shares issued and outstanding at redemption value at $10.20 per share	193,545,000	193,545,000

Shareholders’ Deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none outstanding	—	—
Class A ordinary shares, $0.0001 Par Value; 200,000,000 shares authorized; no shares issued or outstanding (excluding 18,975,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 Par Value; 20,000,000 shares authorized; 4,743,750 shares issued and outstanding(1)	474	474
Additional paid-in capital	—	—
Accumulated deficit	(12,616,091)	(18,652,465)
Total shareholders’ deficit	(12,615,617)	(18,651,991)
Total Liabilities and Shareholders’ Deficit	$194,880,108	$195,121,664

The accompanying notes are an integral part of the unaudited condensed financial statements.

BLUE OCEAN ACQUISITION CORP
UNAUDITED CONDENSED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2022

General and administrative expenses	$373,737
Loss from operations	(373,737)

Other Income (expense):
Interest earned on marketable securities held in Trust Account	60,407
Unrealized loss on marketable securities held in Trust Account	(106,693)
Change in fair value of warrant liabilities	6,456,397
Net income	$6,036,374
Weighted average shares outstanding of Class A redeemable ordinary shares	18,975,000
Basic and diluted net income per ordinary share, Class A redeemable ordinary shares	$0.25
Weighted average shares outstanding of Class B ordinary shares non-redeemable shares	4,743,750
Basic and diluted net income per ordinary share, Class B ordinary shares non-redeemable shares	$0.25

The accompanying notes are an integral part of the unaudited condensed financial statements.

BLUE OCEAN ACQUISITION CORP
UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class B Ordinary shares		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2021	4,743,750	$474	$—	$(18,652,465)	$(18,651,991)
Net Income	—	—	—	6,036,374	6,036,374
Balance – March 31, 2022	4,743,750	$474	$—	$(12,616,091)	$(12,615,617)

The accompanying notes are an integral part of the unaudited condensed financial statements.

BLUE OCEAN ACQUISITION CORP
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2022

Cash Flow from Operating Activities:
Net income	$6,036,374
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(60,407)
Unrealized loss on marketable securities held in Trust Account	106,693
Change in fair value of warrant liabilities	(6,456,397)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(37,187)
Other assets, non-current	64,375
Accounts payable and accrued expenses	169,571
Accounts Payable – Related Party	20,000
Net cash used in operating activities	(156,978)

Cash flows from financing activities:
Payment of offering costs	(11,105)
Net cash provided by financing activities	(11,105)
Net change in cash	(168,083)
Cash at the beginning of the period	1,050,670
Cash at the end of the period	$882,587
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Deferred underwriting fee payable	$6,641,250

The accompanying notes are an integral part of the unaudited condensed financial statements.

BLUE OCEAN ACQUISITION CORP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

As of March 31, 2022, the Company had not yet commenced any operations. All activity for the period March 26, 2021 (inception), through March 31, 2022, relates to the Company’s formation and the initial public offering (the “Public Offering”) which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Public Offering was declared effective on December 6, 2021 (the “Effective Date”). On December 7, 2021, the Company consummated the Public Offering of 16,500,000 units (the “Units” and, with respect to the shares of Class A ordinary shares included in the Units offered, the “Public Shares”), generating gross proceeds of $165,000,000 which is described in Note 3. Each Unit consists of one Class A ordinary share of the Company and one-half of one redeemable warrant (the “Public Warrants”). On December 9, 2021, the underwriters fully exercised the over-allotment option and purchased 2,475,000 units (the “Over-Allotment Option Units”) at a price of $10.00 per Over-Allotment Option Unit, generating gross proceeds of $24,750,000.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. NASDAQ rules provide that the Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less any deferred underwriting commissions and taxes payable on interest earned on the Trust Account) at the time of the signing a definitive agreement to enter a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Public Offering, management has agreed that $10.20 per Unit sold in the Public Offering, including the proceeds from the sale of the Private Placement Warrants, will be held in a trust account (the “Trust Account”) and may or may not be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

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

Notwithstanding the foregoing, if the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Company’s Memorandum and Articles of Association provides that, a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from seeking redemption rights with respect to 15% or more of the Public Shares without the Company’s prior written consent.

The public shareholders will be entitled to redeem their shares for a pro rata portion of the amount then in the Trust Account (initially $10.20 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to shareholders who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 7). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. These shares of Class A ordinary shares are recorded at a redemption value and classified as temporary equity in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”).

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

Liquidity and Capital Resources

As of March 31, 2022, and December 31, 2021, the Company had approximately $0.9 million and $1.1 million in its operating bank account, respectively, and working capital of approximately $0.9 million.

The Company’s liquidity needs to date have been satisfied through a payment of $25,000 from the Sponsor to purchase the Founder Shares, the loan from the Sponsor under the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account of $2.2 million. The Company repaid the Note in full on December 6, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

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

BLUE OCEAN ACQUISITION CORP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.  There was no activity from March 26, 2021 (inception) to March 31, 2022, therefore we have no comparative period reported on the unaudited condensed statement of operations, the unaudited condensed statement of changes in shareholders’ deficit, and the unaudited condensed statement of cash flows.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Current Report on Form 10-K, as filed with the SEC on March 30, 2022.  The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

BLUE OCEAN ACQUISITION CORP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

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

Marketable Securities Held in Trust Account

At March 31, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities. Investments held in the trust are accounted as a trading security with unrealized gains or loss recognized in the statement of operations.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $882,587 and $1,050,670 in cash held in its operating account as of March 31, 2022 and December 31, 2021, respectively. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” (“ASC 820”) approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature.

BLUE OCEAN ACQUISITION CORP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

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

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). Derivative instruments are initially recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statement of operations. Derivative assets and liabilities are classified in the condensed balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Warrant Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the warrants are freestanding financial instruments, meet the definition of a liability, and whether the warrants meet all of the requirements for equity classification, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

BLUE OCEAN ACQUISITION CORP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statement of operations.

The Company evaluated the Public Warrants (as defined in Note 7) and the Private Placement Warrants (collectively, the “Warrants”) in accordance with ASC 815, and concluded that a provision in the warrant agreement, dated December 2, 2021 (the “Warrant Agreement”) related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are recorded as derivative liabilities on the condensed balance sheets and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820 with changes in fair value recognized in the condensed statement of operations in the period of change.

Offering Costs Associated with the Public Offering

The Company complies with the requirements of ASC 340-10-S99-1, SEC Staff Accounting bulletin Topic 5A – “Expenses of Offering”, and SEC Staff Accounting bulletin Topic 5T – “Accounting for Expenses or Liabilities Paid by Principal Stockholder(s)”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction of equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. The Company incurred offering costs amounting to $12,517,335 as a result of the Public Offering (consisting of $3,795,000 of underwriting fees, $6,641,250 of deferred underwriting fees, $1,248,100 for the excess fair value of Founder Shares attributable to the Anchor Investor, and $832,985 of other offering costs). The Company recorded $10,788,729 of offering costs as a reduction of equity in connection with the Class A ordinary shares included in the Units. The Company immediately expensed $480,506 of offering costs in connection with the Warrants that were classified as liabilities.

Class A Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. Accordingly, as of March 31, 2022 and December 31, 2021, the Class A ordinary shares subject to possible redemption in the amount of $193,545,000 are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

BLUE OCEAN ACQUISITION CORP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Net Income Per Ordinary Share

Basic income per ordinary share is computed by dividing net income applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period. Consistent with ASC 480, ordinary shares subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class method, have been excluded from the calculation of income per ordinary share for the three months ended March 31, 2022. Such shares, if redeemed, only participate in their pro rata share of trust earnings. Diluted income per share includes the incremental number of ordinary shares to be issued to settle warrants, as calculated for the three months ended March 31, 2022. The Company did not have any dilutive warrants, securities or other contracts that could potentially be exercised or converted into ordinary shares. As a result, diluted income per ordinary share is the same as basic income per ordinary share for all periods presented.

  A reconciliation of net income per ordinary share is as follows:

	For the Three Months ended March 31, 2022
	Class A	Class B
Basic and diluted net income per share
Numerator:
Allocation of net income, as adjusted	$4,829,099	$1,207,275
Denominator:
Basic and diluted weighted average ordinary shares outstanding	18,975,000	4,743,750
Basic and diluted net income per ordinary share	$0.25	$0.25

Stock Compensation Expense

The Company accounts for stock-based compensation expense in accordance with ASC 718, “Compensation - Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date and recognized over the requisite service period. To the extent a stock-based award is subject to a performance condition, the amount of expense recorded in a given period, if any, reflects an assessment of the probability of achieving such performance condition, with compensation recognized once the event is deemed probable to occur. Forfeitures are recognized as incurred. The Company has recognized no stock-based compensation expense during the three months ended March 31, 2022, and the period from inception to December 31, 2021.

Recently Issued Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity's own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity's own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. As a smaller reporting company, ASU 2020-06 is effective January 1, 2024, and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

BLUE OCEAN ACQUISITION CORP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3. PUBLIC OFFERING

Pursuant to the Public Offering, the Company sold 16,500,000 Units at $10.00 per Unit.  On December 9, 2021, the underwriters fully exercised the over-allotment option and purchased 2,475,000 Units at a price of $10.00 per Unit, generating gross proceeds of $24,750,000.  Each Unit consists of one Class A ordinary share, $0.0001 par value, and one-half of one redeemable warrant. Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share (see Note 7).

An Anchor Investor unaffiliated with any member of our management team purchased an aggregate of 1,895,602 of the Units sold in the Public Offering. These Units purchased by Apollo in this offering are not subject to any agreements restricting their transfer. Further, Apollo purchased 175,000 founder shares at $0.0058 per share.

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

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of Public Offering, the Sponsor and Anchor Investor agreed to purchase an aggregate of 8,235,000 Private Placement Warrants at a price of $1.00 per warrant.  On December 9, 2021, the Company consummated the sale of additional 990,000 Private Placement Warrants with the Sponsor at a price of $1.00 per Private Placement Warrant, generating total proceeds of $990,000.

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

BLUE OCEAN ACQUISITION CORP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5. RELATED PARTY TRANSACTIONS (cont.)

The Anchor Investor has not been granted any shareholder or other rights in addition to those afforded to the Company’s other public shareholders. Further, the Anchor Investor is not required to (i) hold any Units, Class A ordinary shares or warrants purchased in the Public Offering or thereafter for any amount of time, (ii) vote any Class A ordinary shares they may own at the applicable time in favor of the Business Combination or (iii) refrain from exercising their right to redeem their public shares at the time of the Business Combination. The Anchor Investor has the same rights to the funds held in the Trust Account with respect to the Class A ordinary shares underlying the Units they purchased in the Public Offering as the rights afforded to the Company’s other public shareholders.

Promissory Note-Related Party

On April 5, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing and is payable on the earlier of (i) April 30, 2022 or (ii) the consummation of the Public Offering. As of December 6, 2021, the Company had drawn $165,340 on the Note, which was paid off in full on December 6, 2021.  As of March 31, 2022, and December 31, 2021, there were no amounts outstanding on the Note and further drawdowns are not permitted.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into warrants at a price of $1.00 per warrant. The warrants will be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. There are no Working Capital Loans outstanding as of March 31, 2022 and December 31, 2021.

Administrative Support Agreement

On December 2, 2021, the Company entered into an administrative support agreement pursuant to which the Company may reimburse an affiliate of the Sponsor up to an amount of $10,000 per month for office space and secretarial and administrative support (the “Administrative Support Agreement”). As of March 31, 2022 and December 31, 2021, there have been $30,000 and $8,000 in charges, respectively, $18,000 of which have been reimbursed.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of the Working Capital Loans (and in each case holders of their component securities, as applicable) are entitled to registration rights pursuant to the Registration Rights Agreement, effective December 2, 2021, which requires the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to our Class A ordinary shares). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

BLUE OCEAN ACQUISITION CORP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6. COMMITMENTS AND CONTINGENCIES (cont.)

Underwriter’s Agreement

The Company paid a cash underwriting discount of 2.00% of the gross proceeds of the Public Offering, or $3,795,000 due to the exercise of the over-allotment option in full. In addition, the underwriter is entitled to a deferred fee of three and a half percent (3.50%) of the gross proceeds of the Public Offering, or $6,641,250. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. The underwriter has reimbursed the Company for $550,000 for offering expenses. The reimbursement of these costs has been accounted for as a reduction to offering costs of the Public Offering.

NOTE 7. WARRANTS

The Company accounted for the 18,712,500 warrants issued in connection with the Public Offering (the 9,487,500 Public Warrants and the 9,225,000 Private Placement Warrants) in accordance with the guidance contained in ASC 815. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant much be recorded as a liability. Accordingly, the Company has classified each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable 30 days after the consummation of a Business Combination. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

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

BLUE OCEAN ACQUISITION CORP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7. WARRANTS (cont.)

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

BLUE OCEAN ACQUISITION CORP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7. WARRANTS (cont.)

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

The Private Placement Warrants are identical to the Public Warrants included in the Units sold in the Public Offering, except that the Private Placement Warrants and the shares of ordinary shares issuable upon the exercise of the Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants are exercisable on a cashless basis and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

BLUE OCEAN ACQUISITION CORP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 8. SHAREHOLDER’S EQUITY

Preferred Shares-The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred shares. On March 31, 2022 and December 31, 2021, there were no preferred shares issued or outstanding.

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

Pursuant to and concurrently with the Public Offering, the Company sold 18,975,000 Units. At March 31, 2022 and December 31, 2021, there were no Class A ordinary shares issued and outstanding, excluding 18,975,000 Class A ordinary shares subject to possible redemption (see Note 2), and 4,743,750 Class B ordinary shares issued and outstanding.

BLUE OCEAN ACQUISITION CORP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis on March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	March 31, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Assets:
Marketable securities held in Trust Account	$193,503,647	$193,503,647	$—	$—
Liabilities:
Warrant liabilities – Public Warrants	$3,128,978	$3,128,978	$—	$—
Warrant liabilities – Private Placement Warrants	$3,044,250	$—	$—	$3,044,250

	December 31, 2021	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Assets:
Marketable securities held in Trust Account	$193,549,933	$193,549,933	$—	$—
Liabilities:
Warrant liabilities – Public Warrants	$6,356,625	$—	$—	$6,356,625
Warrant liabilities – Private Placement Warrants	$6,273,000	$—	$—	$6,273,000

Measurement

The Warrants are accounted for as liabilities in accordance with ASC 815 and are presented within warrant liabilities on the condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations. Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period in which a change in valuation technique or methodology occurs.

The Company established the initial fair value for the warrant liabilities on December 7, 2021, the date of the Company’s Public Offering, using a Binomial Lattice-based model for the Public Warrants, and a Black-Scholes option pricing model for the Private Placement Warrants. The Private Placement Warrants and Public Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs.  The estimated fair value of Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement when the Public Warrants were separately listed and traded in an active market in January 2022.

BLUE OCEAN ACQUISITION CORP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 9. FAIR VALUE MEASUREMENTS (cont.)

The Private Placement Warrants were valued using a Black-Scholes option pricing model, which is considered to be a Level 3 fair value measurement. The key inputs into the Black-Scholes option pricing model for the Private Placement Warrants were as follows as of March 31, 2022 and December 31, 2021:

Input	March 31, 2022	December 31, 2021
Risk-free interest rate	2.40%	1.28%
Expected term (years)	5.20	5.20
Expected volatility	4.88%	12.40%
Exercise price	$11.50	$11.50
Fair value of Class A ordinary shares	$9.90	$9.60

The Company’s use of the Black-Scholes option pricing model required the use of subjective assumptions:

•	The risk-free interest rate assumption was based on the U.S. Treasury Constant Maturity rate for the expected term of the warrants.
•	The expected term was determined utilizing a probability weighted term input to be consistent with the stock price and volatility inputs which are reflective of the probability of successful merger.
•
The expected volatility assumption was based on the implied volatility solved by calibrating the warrant value output from a Binomial Lattice based model to the publicly observed, traded price on each valuation date. An increase in the expected volatility, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.

The following table presents the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value:

Fair value as of December 31, 2021	$12,629,625
Transfer of Public Warrants to Level 1 measurement	(6,356,625)
Change in fair value	(3,228,750)
Fair value as of March 31, 2022	$3,044,250

The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement as of January 1, 2022.

NOTE 10. SUBSEQUENT EVENTS

Management of the Company evaluated events that have occurred after the balance sheet date through the date the financial statements were issued. Based upon this review, management did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Blue Ocean Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Blue Ocean Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements. See “Special Note Concerning Forward-Looking Statements.”

Special Note Regarding Forward-Looking Statements

This Quarterly Report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements contained in this Quarterly Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 30, 2022 and under the heading “Item 1A. Risk Factors” of this Quarterly Report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities. We intend to effectuate our initial Business Combination using cash from the proceeds of the Public Offering, the sale of the Private Placement Warrants and the Additional Private Placement Warrants, our capital shares, debt or a combination of cash, shares and debt. The Company is an “emerging growth company”, and as such, the Company is subject to all risks associated with emerging growth companies.

As of March 31, 2022 and December 31, 2021, we had cash of approximately $882,587 and $1,050,670, respectively, and working capital of approximately $875,370 and $1,184,733, respectively. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete a business combination will be successful.

Results of Operations

We did not commence operations until after the closing of our Public Offering in December 2021, and as of March 31, 2022, we have not engaged in any significant operations nor generated any operating revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of interest income on cash and cash equivalents. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. We have incurred and expect to continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we incurred a net loss of $6,036,374, which was impacted by interest earned on marketable securities held in the Trust Account of $60,407, change in fair value of warrant liability of $6,456,397, unrealized loss on marketable securities held in the Trust Account of $106,693, and changes in operating assets and liabilities, which provided $216,759 of cash from operating activities.

Liquidity and Capital Resources

On December 7, 2021, we consummated our Public Offering of 16,500,000 Units and the Private Placement of an aggregate of 8,235,000 private placement warrants, generating gross proceeds of $173,235,000. On December 9, 2021, the Underwriter exercised in full the option granted to them by the Company to purchase up to 2,475,000 additional Units to cover over-allotments, and we issued an additional 990,000 Private Placement Warrants in the Additional Private Placement, generating total gross proceeds of $25,245,000.

Following our Public Offering, the exercise of the over-allotment option and the sale of the Private Placement Warrants, a total of $193,545,000 was placed in the Trust Account. We incurred $12,517,335 in transaction costs, including $3,795,000 in cash underwriting fees, $6,641,250 of deferred underwriting fees, $1,248,100 of offering costs related to the fair value of the Founder Shares sold to Anchor Investor, and $832,985 of other offering costs.

For the three months ended March 31, 2022, cash used in operating activities was $156,978. Net loss of $6,036,374 was impacted by interest earned on marketable securities held in the Trust Account of $60,407, change in fair value of warrant liability of $6,456,397, unrealized loss on marketable securities held in the Trust Account of $106,693, and changes in operating assets and liabilities, which provided $216,759 of cash from operating activities.

As of March 31, 2022, and December 31, 2021, we had investments of $193,503,647 and $193,549,933 held in the Trust Account, respectively. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes paid and deferred underwriting commissions) to complete our initial Business Combination. We may withdraw interest to pay taxes. During the three months ended March 31, 2022 and the year ended December 31, 2021, we did not withdraw any interest earned on the Trust Account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2022 and December 31, 2021, we had cash of $882,587 and $1,050,670 outside of the Trust Account, respectively. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial Business Combination.

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial Business Combination, we would repay such loaned amounts out of the proceeds of the Trust Account released to us. Otherwise, such loans may be repaid only out of funds held outside the Trust Account. In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination company, at a price of $1.00 per warrant at the option of the lender.

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

Off-Balance Sheet Financing Arrangements

On March 31, 2022, we did not have any obligations, assets or liabilities that would be considered off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

Contractual Obligations

Administrative Support Agreement

On December 2, 2021, the Company entered into an Administrative Support Agreement pursuant to which the Company may reimburse an affiliate of the Sponsor up to an amount of $10,000 per month for office space and secretarial and administrative support.

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

Critical Accounting Policies

This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited financial statements, which have been prepared in accordance with GAAP. The preparation of our unaudited financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our unaudited financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Warrant Liabilities

The Company accounts for the Warrants as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the Warrants and the applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether they are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the Warrants are indexed to the Company’s own common shares and whether the holders of the Warrants could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the Warrants and as of each subsequent quarterly period end date while the Warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, such warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, such warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of liability-classified warrants are recognized as a non-cash gain or loss on the statement of operations.

Class A Ordinary Shares Subject to Possible Redemption

Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, 18,975,000 shares of Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

Net Income Per Ordinary Share

Basic income per ordinary share is computed by dividing net income applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period. Consistent with ASC 480, ordinary shares subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class method, have been excluded from the calculation of income per ordinary share for the three month period ended March 31, 2022 and the period from March 26, 2021 (inception) to December 31, 2021. Such shares, if redeemed, only participate in their pro rata share of trust earnings. Diluted income per share includes the incremental number of ordinary shares to be issued to settle warrants, as calculated using the treasury method. For the period from December 31, 2021 to March 31, 2022, the Company did not have any dilutive warrants, securities or other contracts that could potentially, be exercised or converted into ordinary shares. As a result, diluted income per ordinary share is the same as basic income per ordinary share for all periods presented.

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

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company”, we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

We are not a party to any material legal proceedings and no material legal proceedings have been threatened by us or, to the best of our knowledge, against us.

Item 1A.	Risk Factors.

Factors that could cause our business, prospects, results of operations or financial condition to differ materially from the descriptions provided in this report include the risk factors described in our Annual Report on Form 10-K, filed with the SEC on March 30, 2022. In addition, the following risk factor could also have such an effect.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively limiting the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

Item 2.	Unregistered Sales of Equity Securities.

None.

Item 3.	Default Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

EXHIBIT INDEX
Exhibit	Description
3.4	Amended and Restated Memorandum and Articles of Association (3)
4.1	Specimen Unit Certificate (2)
4.2	Specimen Ordinary Share Certificate (2)
4.3	Specimen Warrant Certificate (2)
4.4	Warrant Agreement, dated December 2, 2021, among the Registrant and Continental Stock Transfer & Trust Company, as warrant agent (3)
10.1	Letter Agreement dated December 2, 2021, among the Registrant, Blue Ocean Sponsor LLC, Apollo SPAC Fund I, L.P., and the Registrant’s officers and directors (3)
10.3	Investment Management Trust Agreement dated December 2, 2021, between the Registrant and Continental Stock Transfer & Trust Company, as trustee (3)
10.4	Registration Rights Agreement, dated December 2, 2021, among the Registrant, Blue Ocean Sponsor LLC and certain other security holders named therein (3)
10.6	Private Placement Warrants Purchase Agreement, dated December 2, 2021, between the Registrant and Blue Ocean Sponsor LLC (3)
10.7	Form of Indemnity Agreement, dated December 2, 2021, between the Company and each officer and/or director (3)
10.8	Securities Subscription Agreement, dated as of April 6, 2021, between the Registrant and Blue Ocean Sponsor LLC (1)
10.9	Securities Subscription Agreement, dated as of October 28, 2021, by and among the Registrant, Blue Ocean Sponsor LLC and Apollo SPAC Fund I, L.P. (1)
10.10	Administrative Support Agreement, dated December 2, 2021, between the Registrant and Blue Ocean Sponsor LLC (3)

No.	Description of Exhibit
31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith
(1)	Incorporated by reference to Registration Statement on Form S-1 filed with the Securities & Exchange Commission on November 9, 2021.
(2)	Incorporated by reference to Registration Statement on Form S-1 filed with the Securities & Exchange Commission on November 19, 2021.
(3)	Incorporated by reference to Current Report on Form 8-K filed with the Securities & Exchange Commission on December 8, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

blue ocean acquisition corp

Date: May 12, 2022	By:	/s/ Paul Bascobert
	Name: Title:	Paul Bascobert Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Ankur Manglik
	Name:	Ankur Manglik
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)