Form 10-Q
period 2022-09-30
Blue Ocean Acquisition Corp
filed 2022-11-14
CIK 1856961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 14, 2022, there were 18,975,000 Units, 18,975,000 Class A ordinary shares and 4,743,750 Class B ordinary shares of the registrant issued and outstanding.

BLUE OCEAN ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

i

PART I - FINANCIAL INFORMATION

Item 1.	Interim Financial Statements.

 BLUE OCEAN ACQUISITION CORP
CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current Assets:
Cash	$730,383	$1,050,670
Prepaid expenses and other assets	277,580	285,020
Total current assets	1,007,963	1,335,690
Non-current assets
Other assets	42,917	236,041
Marketable securities held in trust account	194,593,310	193,549,933
Total assets	$195,644,190	$195,121,664
Liabilities and Shareholders’ Deficit
Current Liabilities:
Accounts payable and accrued expenses, current	$71,207	$139,852
Accrued offering costs	—	11,105
Accounts Payable – Related Party	80,000	—
Total current liabilities	151,207	150,957
Accrued offering costs, non-current	806,823	806,823
Accrued expenses, non-current	438,855	—
Warrant liabilities	2,058,375	12,629,625
Deferred underwriting fee payable	6,641,250	6,641,250
Total liabilities	10,096,510	20,228,655
Commitments
Class A ordinary shares subject to possible redemption, 18,975,000 shares issued and outstanding at redemption value	194,593,310	193,545,000
Shareholders’ Deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none outstanding	—	—
Class A ordinary shares, $0.0001 Par Value; 200,000,000 shares authorized; no shares issued or outstanding (excluding 18,975,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 Par Value; 20,000,000 shares authorized; 4,743,750 shares issued and outstanding	474	474
Additional paid-in capital	—	—
Accumulated deficit	(9,046,104)	(18,652,465)
Total shareholders’ deficit	(9,045,630)	(18,651,991)
Total Liabilities and Shareholders’ Deficit	$195,644,190	$195,121,664

The accompanying notes are an integral part of the unaudited condensed financial statements.

BLUE OCEAN ACQUISITION CORP
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended September 30, 2022	For the three months ended September 30, 2021	For the nine months ended September 30, 2022	For the period from March 26, 2021 (Inception) through September 30, 2021
General and administrative expenses	$267,910	$2,287	$959,956	$13,429
Loss from operations	(267,910)	(2,287)	(959,956)	(13,429)
Other Income (expense):
Interest earned on marketable securities held in Trust Account	157,164	—	326,089	—
Unrealized gain or (loss) on marketable securities held in Trust Account	782,831	—	717,288	—
Change in fair value of warrant liabilities	272,734	—	10,571,250	—
Net income(loss)	$944,819	$(2,287)	$10,654,671	$(13,429)
Weighted average shares outstanding of Class A redeemable ordinary shares	18,975,000	—	18,975,000	—
Basic and diluted net income per ordinary share, Class A redeemable ordinary shares	$0.04	$(0.00)	$0.45	$(0.00)
Weighted average shares outstanding of Class B ordinary shares non-redeemable shares	4,743,750	4,312,500	4,743,750	4,312,500
Basic and diluted net income per ordinary share, Class B ordinary shares non-redeemable shares	$0.04	$(0.00)	$0.45	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

BLUE OCEAN ACQUISITION CORP
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class B Ordinary shares		Additional Paid in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance - December 31, 2021	4,743,750	$474	—	$(18,652,465)	$(18,651,991)
Net Income	—	—	—	6,036,374	6,036,374
Balance – March 31, 2022	4,743,750	$474	—	$(12,616,091)	$(12,615,617)
Accretion of Class A ordinary shares to redemption value	—	—	—	(108,315)	(108,315)
Net Income	—	—	—	3,673,478	3,673,478
Balance – June 30, 2022	4,743,750	$474	$—	$(9,050,928)	$(9,050,454)
Accretion of Class A ordinary shares to redemption value	—	—	—	(939,995)	(939,995)
Net Income	—	—	—	944,819	944,819
Balance – September 30, 2022	4,743,750	$474	$—	$(9,046,104)	$(9,045,630)

BLUE OCEAN ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT FOR THE PERIOD FROM MARCH 26, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Class B Ordinary shares		Additional Paid in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount
Balance – March 26, 2021 (Inception)	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsors	4,312,500	431	24,569	—	25,000
Net loss	—	—	—	(11,142)	(11,142)
Balance – June 30, 2021 (Unaudited)	4,312,500	$431	$24,569	$(11,142)	$13,858
Net loss	—	—	—	(2,287)	(2,287)
Balance – September 30, 2021 (Unaudited)	4,312,500	$431	$24,569	$(13,429)	$11,571

The accompanying notes are an integral part of the unaudited condensed financial statements.

BLUE OCEAN ACQUISITION CORP
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND FOR THE PERIOD FROM MARCH 26, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Nine Months Ended September 30, 2022	For the Period from March 26, 2021 (Inception) through September 30, 2021
Cash Flow from Operating Activities:
Net income (loss)	$10,654,671	$(13,429)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(326,089)	—
Unrealized gain on marketable securities held in Trust Account	(717,288)	—
Change in fair value of warrant liabilities	(10,571,250)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	7,440	—
Other assets, non-current	193,124	—
Deferred offering costs	—	—
Accounts payable and accrued expenses, current	(68,645)	—
Accrued expenses, non-current	438,855	—
Accounts Payable – Related Party	80,000	—
Net cash used in operating activities	(309,182)	(13,429)
Cash flows from financing activities:
Proceeds from sale of Class B ordinary shares	—	25,000
Proceeds from promissory note payable	—	70,999
Payment of offering costs	(11,105)	(66,597)
Net cash provided by (used in) financing activities	(11,105)	29,402
Net change in cash	(320,287)	15,973
Cash at the beginning of the period	1,050,670	—
Cash at the end of the period	$730,383	15,973
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Deferred underwriting fee payable	$6,641,250	$—
Accretion of ordinary shares subject to redemption	$1,048,310	$—
Deferred offering costs included in accrued expenses	$—	$223,991

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

As of September 30, 2022, the Company had not yet commenced any operations. All activity for the period March 26, 2021 (inception), through September 30, 2022, relates to the Company’s formation and the initial public offering (the “Public Offering”) which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Public Offering. The Company has selected December 31 as its fiscal year end.

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

BLUE OCEAN ACQUISITION CORP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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

BLUE OCEAN ACQUISITION CORP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Liquidity, Capital Resources and Going Concern

As of September 30, 2022, and December 31, 2021, the Company had approximately $0.7 million and $1.1 million in its operating bank account, respectively, and working capital of approximately $0.8 million.

The Company’s liquidity needs to date have been satisfied through a payment of $25,000 from the Sponsor to purchase the Founder Shares, the loan from the Sponsor under the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account of $2.2 million. The Company repaid the Note in full on December 6, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

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

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The Company has until June 6, 2023, 18 months from the closing of the IPO, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by the specified period. If a Business Combination is not consummated by June 6, 2023 and the Company decides not to extend the period of time to consummate a Business Combination, there will be a mandatory liquidation and subsequent dissolution.

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

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. Because we may acquire a domestic corporation or engage in a transaction in which a domestic corporation becomes our parent or our affiliate and our securities trade on US stock exchange, we may become a “covered corporation” within the meaning of the IR Act. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

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

BLUE OCEAN ACQUISITION CORP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Current Report on Form 10-K, as filed with the SEC on March 30, 2022.  The interim results for the nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

Marketable Securities Held in Trust Account

At September 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities.

BLUE OCEAN ACQUISITION CORP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $730,383 and $1,050,670 in cash held in its operating account as of September 30, 2022 and December 31, 2021. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)
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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

BLUE OCEAN ACQUISITION CORP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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

Class A Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. Accordingly, as of September 30, 2022 and December 31, 2021, the Class A ordinary shares subject to possible redemption in the amounts of $194,593,310 and $193,545,000, respectively, are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

Net Income Per Ordinary Share

Basic income per ordinary share is computed by dividing net income applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period. Consistent with ASC 480, ordinary shares subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class method, have been excluded from the calculation of income per ordinary share for the nine months ended September 30, 2022. Such shares, if redeemed, only participate in their pro rata share of trust earnings. Diluted income per share includes the incremental number of ordinary shares to be issued to settle warrants, as calculated for the nine months ended September 30, 2022. The Company did not have any dilutive warrants, securities or other contracts that could potentially be exercised or converted into ordinary shares. As a result, diluted income per ordinary share is the same as basic income per ordinary share for all periods presented.

BLUE OCEAN ACQUISITION CORP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
  A reconciliation of net income per ordinary share is as follows:

	For the Three Months ended September 30, 2022		For the Three Months Ended September 30, 2021		For the Nine Months ended September 30, 2022		For the period from March 26, 2021 (inception) through September 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
EPS
Numerator: Net Income/ (loss)
Allocation of net income (loss)	$755,855	$188,964	$—	$(2,287)	$8,523,737	$2,130,934	$—	$(13,429)
Denominator: Weighted Average share
Basic and diluted weighted average shares outstanding	18,975,000	4,743,750	—	4,312,500	18,975,000	4,743,750	—	4,312,500
Basic and diluted net income (loss) per ordinary share	$0.04	$0.04	$—	$(0.00)	$0.45	$0.45	$—	$(0.00)

Stock Compensation Expense

The Company accounts for stock-based compensation expense in accordance with ASC 718, “Compensation - Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date and recognized over the requisite service period. To the extent a stock-based award is subject to a performance condition, the amount of expense recorded in a given period, if any, reflects an assessment of the probability of achieving such performance condition, with compensation recognized once the event is deemed probable to occur. Forfeitures are recognized as incurred. The Company has recognized no stock-based compensation expense during the nine months ended September 30, 2022, and the period from inception to December 31, 2021.

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

BLUE OCEAN ACQUISITION CORP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
NOTE 5. RELATED PARTY TRANSACTIONS (cont.)

Promissory Note-Related Party

On April 5, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing and payable on the earlier of (i) April 30, 2022 or (ii) the consummation of the Public Offering. As of December 6, 2021, the Company has drawn $165,340 on the Note, which was paid off in full on December 6, 2021.  As of September 30, 2022, and December 31, 2021, there were no amounts outstanding on the Note and further drawdowns are not permitted.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into warrants at a price of $1.00 per warrant. The warrants will be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. There are no Working Capital Loans outstanding as of September 30, 2022 and December 31, 2021.

Administrative Support Agreement

On December 2, 2021, the Company entered into an administrative support agreement pursuant to which, until the Company’s initial business combination or liquidation, the Company may reimburse an affiliate of the Sponsor up to an amount of $10,000 per month for office space and secretarial and administrative support (the “Administrative Support Agreement”). As of September 30, 2022 and December 31, 2021, there have been $80,000 and $8,000 in charges, respectively, $18,000 of which have been reimbursed.

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

NOTE 8. SHAREHOLDER’S EQUITY

Preferred Shares-The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred shares. On September 30, 2022 and December 31, 2021, there were no preferred shares issued or outstanding.

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

BLUE OCEAN ACQUISITION CORP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Pursuant to and concurrently with the Public Offering, the Company sold 18,975,000 Units. At September 30, 2022 and December 31, 2021, there were no Class A ordinary shares issued and outstanding, excluding 18,975,000 Class A ordinary shares subject to possible redemption (see Note 2), and 4,743,750 Class B ordinary shares issued and outstanding.

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis on September 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	September 30, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Marketable securities held in Trust Account	$194,593,310	$194,593,310	$—	$—
Liabilities:
Warrant liabilities – Public Warrants	$1,043,625	$—	$1,043,625	$—
Warrant liabilities – Private Placement Warrants	$1,014,750	$—	$—	$1,014,750

	December 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Marketable securities held in Trust Account	$193,549,933	$193,549,933	$—	$—
Liabilities:
Warrant liabilities – Public Warrants	$6,356,625	$—	$—	$6,356,625
Warrant liabilities – Private Placement Warrants	$6,273,000	$—	$—	$6,273,000

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

As of September 30, 2022, the estimated fair value of Public Warrants was transferred from a Level 1 measurement to a Level 2 measurement when the Public Warrants were considered to no longer have an active market.

BLUE OCEAN ACQUISITION CORP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
NOTE 9. FAIR VALUE MEASUREMENTS (cont.)

The Private Placement Warrants were valued using a Black-Scholes option pricing model, which is considered to be a Level 3 fair value measurement. The key inputs into the Black-Scholes option pricing model for the Private Placement Warrants were as follows as of September 30, 2022:

Input	September 30, 2022	December 31, 2021
Risk-free interest rate	—	1.28%
Expected term (years)	5.20	5.20
Expected volatility	—	12.40%
Exercise price	$11.50	$11.50
Fair value of Class A ordinary shares	$10.03	$9.60

The Company’s use of the Black-Scholes option pricing model required the use of subjective assumptions:

•	The risk-free interest rate assumption was based on the U.S. Treasury Constant Maturity rate for the expected term of the warrants.

•	The expected term was determined utilizing a probability weighted term input to be consistent with the stock price and volatility inputs which are reflective of the probability of successful merger.

•
The expected volatility assumption was based on the implied volatility solved by calibrating the warrant value output from a Binomial Lattice based model to the publicly observed, traded price on each valuation date. An increase in the expected volatility, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.

•	The fair value of one Class A ordinary share is the publicly-traded stock price.

The following table presents the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value:

Fair value as of December 31, 2021	$12,629,625
Transfer of Public Warrants to Level 1 measurement	(6,356,625)
Change in fair value	(3,228,750)
Fair value as of March 31, 2022	$3,044,250
Change in fair value	(1,845,000)
Fair value as of June 30, 2022	$1,199,250
Change in fair value	(184,500)
Fair value as of September 30, 2022	$1,014,750

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

References in this report (the “Quarterly Report’) to “we,” “us” or the “Company” refer to Blue Ocean Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Blue Ocean Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements. See “Special Note Concerning Forward-Looking Statements.”

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

As of September 30, 2022 and December 31, 2021, we had cash of approximately $730,383 and $1,050,670 respectively, and working capital of approximately $856,756 and $1,184,733, respectively. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete a business combination will be successful.

Chief Executive Officer Resignation and Appointment

As previously disclosed, on June 28, 2022, Paul Bascobert informed the Company that he intends to resign from his position as Chief Executive Officer, effective September 18, 2022. Mr. Bascobert will remain a member of the Board of the Company following his resignation as Chief Executive Officer. Mr. Bascobert’s resignation was not the result of any dispute or disagreement with the Company or the Board on any matter relating to the Company’s operations, policies or practices.

On September 19, 2022, the Board appointed Marcus Brauchli to the position of Interim Chief Executive Officer of the Company, effective immediately, to serve in such capacity on an interim basis until a successor is identified and appointed by the Board. On October 11, 2022, the Board appointed Richard Leggett as Chief Executive Officer of the Company, effective as of October 11, 2022. Both Paul Bascobert and Marcus Brauchli remain members of the Board of the Company.

Results of Operations

We did not commence operations until after the closing of our Public Offering in December 2021, and as of September 30, 2022, we have not engaged in any significant operations nor generated any operating revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of interest income on cash and cash equivalents. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. We have incurred and expect to continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had net income of $944,819, which was impacted by interest earned on marketable securities held in the Trust Account of $157,164, change in fair value of warrant liability of $272,734, unrealized gain on marketable securities held in the Trust Account of $782,831.

For the nine months ended September 30, 2022, we had net income of $10,654,671 which was impacted by interest earned on marketable securities held in the Trust Account of $326,089, change in fair value of warrant liability of $10,571,250, unrealized gain on marketable securities held in the Trust Account of $717,288, and changes in operating assets and liabilities, which used $309,182 of cash from operating activities.

For the period from March 26, 2021 (Inception) through September 30, 2021, we had a net loss of $13,429.

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

For the nine months ended September 30, 2022, cash used in operating activities was $309,182. Net income of $10,654,671 was impacted by interest earned on marketable securities held in the Trust Account of $326,089, change in fair value of warrant liability of $10,571,250, unrealized gain on marketable securities held in the Trust Account of $717,288, and changes in operating assets and liabilities, which used $309,182 of cash from operating activities.

As of September 30, 2022, and December 31, 2021, we had investments of $194,593,310 and $193,549,933 held in the Trust Account, respectively. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes paid and deferred underwriting commissions) to complete our initial Business Combination. We may withdraw interest to pay taxes. During the nine months ended September 30, 2022 and the year ended December 31, 2021, we did not withdraw any interest earned on the Trust Account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2022 and December 31, 2021, we had cash of $730,383 and $1,050,670 outside of the Trust Account, respectively. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial Business Combination.

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

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company's officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

In connection with the Company's assessment of going concern considerations in accordance with the authoritative guidance in FASB ASU 2014-15, “Disclosures of Uncertainties about an Entity's Ability to Continue as a Going Concern.” The Company has until June 6, 2023, 18 months from the closing of the IPO, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by the specified period. If a Business Combination is not consummated by June 6, 2023 and the Company decides not to extend the period of time to consummate a Business Combination, there will be a mandatory liquidation and subsequent dissolution.

The Company's evaluation of its liquidity condition and the date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company's ability to continue as a going concern one year from the date that these condensed financial statements are issued. These condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Financing Arrangements

On September 30, 2022, we did not have any obligations, assets or liabilities that would be considered off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Class A Ordinary Shares Subject to Possible Redemption

Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, 18,975,000 shares of Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

Net Income Per Ordinary Share

Basic income per ordinary share is computed by dividing net income applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period. Consistent with ASC 480, ordinary shares subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class method, have been excluded from the calculation of income per ordinary share for the nine month period ended September 30, 2022 and the period from March 26, 2021 (inception) to December 31, 2021. Such shares, if redeemed, only participate in their pro rata share of trust earnings. Diluted income per share includes the incremental number of ordinary shares to be issued to settle warrants, as calculated using the treasury method. For the period from December 31, 2021 to September 30, 2022, the Company did not have any dilutive warrants, securities or other contracts that could potentially, be exercised or converted into ordinary shares. As a result, diluted income per ordinary share is the same as basic income per ordinary share for all periods presented.

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

Item 1A	Risk Factors.

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

On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively limiting the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

A new 1% U.S. federal excise tax could be imposed on us in connection with redemption by us of our shares.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. Because we may acquire a domestic corporation or engage in a transaction in which a domestic corporation becomes our parent or our affiliate and our securities trade on US stock exchange, we may become a “covered corporation” within the meaning of the IR Act. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the excise tax. The IR Act applies only to repurchases that occur after December 31, 2022.

Our shareholders will have the right to require us to redeem their public shares under certain conditions. Any redemption or other repurchase that occurs after December 31, 2022, in connection with a business combination or otherwise may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax in connection with a business combination would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the business combination, (ii) the structure of the business combination, (iii) the nature and amount of any PIPE or other equity issuances in connection with the business combination (or otherwise issued not in connection with the business combination but issued within the same taxable year of the business combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by us, and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing excise tax could cause a reduction in the cash available on hand to complete a business combination and adversely affect our ability to complete a business combination.

Item 2.	Unregistered Sales of Equity Securities.

None.

Item 3.	Default Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

EXHIBIT INDEX
Exhibit	Description
3.4	Amended and Restated Memorandum and Articles of Association (3)
4.1	Specimen Unit Certificate (2)
4.2	Specimen Ordinary Share Certificate (2)
4.3	Specimen Warrant Certificate (2)
4.4	Warrant Agreement, dated December 2, 2021, among the Registrant and Continental Stock Transfer & Trust Company, as warrant agent (3)
10.1	Letter Agreement dated December 2, 2021, among the Registrant, Blue Ocean Sponsor LLC, Apollo SPAC Fund I, L.P., and the Registrant’s officers and directors (3)
10.3	Investment Management Trust Agreement dated December 2, 2021, between the Registrant and Continental Stock Transfer & Trust Company, as trustee (3)
10.4	Registration Rights Agreement, dated December 2, 2021, among the Registrant, Blue Ocean Sponsor LLC and certain other security holders named therein (3)
10.6	Private Placement Warrants Purchase Agreement, dated December 2, 2021, between the Registrant and Blue Ocean Sponsor LLC (3)
10.7	Form of Indemnity Agreement, dated December 2, 2021, between the Company and each officer and/or director (3)
10.8	Securities Subscription Agreement, dated as of April 6, 2021, between the Registrant and Blue Ocean Sponsor LLC (1)
10.9	Securities Subscription Agreement, dated as of October 28, 2021, by and among the Registrant, Blue Ocean Sponsor LLC and Apollo SPAC Fund I, L.P. (1)
10.10	Administrative Support Agreement, dated December 2, 2021, between the Registrant and Blue Ocean Sponsor LLC (3)
10.11	Consulting Agreement, dated as of October 11, 2022, between the Registrant and Richard Leggett (4)

No.	Description of Exhibit
31.1*
Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith
(1)	Incorporated by reference to Registration Statement on Form S-1 filed with the Securities & Exchange Commission on November 9, 2021.
(2)	Incorporated by reference to Registration Statement on Form S-1 filed with the Securities & Exchange Commission on November 19, 2021.
(3)	Incorporated by reference to Current Report on Form 8-K filed with the Securities & Exchange Commission on December 8, 2021.
(4)	Incorporated by reference to Current Report on Form 8-K filed with the Securities & Exchange Commission on October 14, 2022.

PART III SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2022	BLUE OCEAN ACQUISITION CORP

	By:	/s/ Richard Leggett
	Name:	Richard Leggett
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Ankur Manglik
	Name:	Ankur Manglik
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)