Form 10-K
period 2022-12-31
Blue Ocean Acquisition Corp
filed 2023-03-31
CIK 1856961

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR
☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM

TO

COMMISSION FILE NUMBER: 001-41112

Blue Ocean Acquisition Corp.
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1593951
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
2 Wisconsin Circle,	20815
7th Floor	(Zip Code)
Chevy Chase, MD 20815 (Address of principal executive offices)

Registrant’s telephone number, including area code: (240) 235-5049

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-half of one redeemable warrant to purchase one Class A ordinary share	BOCN	The Nasdaq Stock Market LLC
Class A ordinary share, par value $0.0001 per share	BOCNU	The Nasdaq Stock Market LLC
Redeemable warrants, each exercisable for one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment	BOCNW	The Nasdaq Stock Market LLC

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐.

The aggregate market value of the ordinary shares held by non-affiliates of the registrant, computed as of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter) was $145,001,923. The registrant’s units commenced public trading on the Nasdaq Global Market on December 3, 2021, and its Class A ordinary shares and warrants commenced separate public trading on the Nasdaq Global Market on January 24, 2022.

As of March 30, 2023, there were 18,975,000 Class A ordinary shares and 4,743,750 Class B ordinary shares of the registrant issued and outstanding.

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

PART 1

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

Growth: We intend to seek companies that are on a sustainable growth trajectory, benefiting from the tailwinds of global Internet adoption.

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

Limitations on Redemption

Our amended and restated memorandum and articles of association provide that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon completion of our initial business combination (so that we do not then become subject to the SEC’s “penny stock” rules). However, a greater net tangible asset or cash requirement may be contained in the agreement relating to our initial business combination. For example, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners; (ii) cash to be transferred to the target for working capital or other general corporate purposes; or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. Furthermore, although we will not redeem shares in an amount that would cause our net tangible assets to fall below $5,000,001 upon completion of our initial business combination, we do not have a maximum redemption threshold based on the percentage of shares sold in our initial public offering. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

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

If we conduct redemptions pursuant to the tender offer rules of the SEC, we will, pursuant to our amended and restated memorandum and articles of association:

•	conduct the redemptions pursuant to Rule 13e- 4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

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

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our amended and restated memorandum and articles of association provide that we will have only until June 7, 2023 (or until September 7, 2023 if the period of time to consummate a business combination is extended) to complete our initial business combination. If we do not complete our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and net of taxes paid or payable), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case, to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. There will be no redemption rights or liquidating distribution with respect to our warrants, which will expire worthless if we fail to complete our initial business combination before June 7, 2023 (or September 7, 2023, if the period of time to consummate a business combination is extended)

Corporate Information

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

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

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

Employees

We currently have four executive officers: Marcus Brauchli, our Chairman, Richard Leggett, our Chief Executive Officer, Matt Lasov, our Chief Financial Officer, and Sean Glodek, our Vice President. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any such person will devote in any time period to our company will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.

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

If our initial business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the funds in the Trust Account until we liquidate the Trust Account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

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

We may not be able to find a suitable target business and complete our initial business combination before June 7, 2023 (or September 7, 2023 if the period of time to consummate a business combination is extended). Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the COVID-19 pandemic continues to impact the U.S. and global economies and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of COVID-19 and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) may negatively impact businesses we may seek to acquire. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and net of taxes paid or payable), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case, to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than 10 business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only $10.20 per public share, or less than $10.20 per public share, on the redemption of their shares, and our warrants will expire worthless. See “- If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.20 per public share” and other risk factors herein.

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

If we seek shareholder approval of our initial business combination, our sponsor, initial shareholders, directors, executive officers, advisors or their affiliates may elect to purchase public shares or public warrants, which may influence a vote on a proposed business combination and reduce the public float of our Class A ordinary shares or public warrants.

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

If Nasdaq delists any of our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•
a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

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

We may not be able to complete an initial business combination with a U.S. target company if such initial business combination would be subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (“CFIUS”), or may be ultimately prohibited.

CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. Were we considered to be a “foreign person” under such rules and regulations, any proposed business combination between us and a U.S. business engaged in a regulated industry or which may affect national security could be subject to such foreign ownership restrictions and/or CFIUS review. The scope of CFIUS was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”) to include certain non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subject certain categories of investments to mandatory filings. If our potential initial business combination with a U.S. business falls within the scope of foreign ownership restrictions, we may be unable to consummate an initial business combination with such business. In addition, if our potential business combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination. CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance. The foreign ownership limitations, and the potential impact of CFIUS, may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues. Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial business combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public shareholders may only receive $10.20 per public share, and our warrants will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

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

Of the proceeds of our IPO and the Private Placements, as of December 31, 2022, only approximately $627,628 was available to us initially outside the Trust Account to fund our working capital requirements. We believe that the funds available to us outside of the Trust Account will be sufficient to allow us to operate at least until June 7, 2023 (or September 7, 2023 if the period of time to consummate a business combination is extended); however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to, or invest in, us. Any such advances may be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. If we do not complete our initial business combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our public shareholders may only receive an estimated $10.20 per public share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.20 per public share” and other risk factors herein.

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges or file for bankruptcy protection, which could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write- off assets, restructure our operations, or incur impairment or other charges or file for bankruptcy protection, which could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any shareholders or warrant holders who choose to remain shareholders or warrant holders following the business combination could suffer a reduction in the value of their securities. Such shareholders and warrant holders are unlikely to have a remedy for such reduction in value.

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

Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated memorandum and articles of association provides that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

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

As of March 30, 2023, our initial shareholders, Apollo and members of our management team held an aggregate of 4,743,750 Class B ordinary shares. The founder shares will be worthless if we do not complete an initial business combination. In addition, as of March 30, 2023 our sponsor and Apollo held an aggregate of 9,225,000 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share (subject to adjustment). 9,125,000 private placement warrants are held by our sponsor and 100,000 private placement warrants are held by Apollo. If we do not complete our initial business combination before June 7, 2023 (or September 7, 2023 if the period of time to consummate a business combination is extended), the private placement warrants will expire worthless. In the event that our sponsor deems it necessary in order to facilitate our initial business combination for the sponsor to forfeit, transfer, exchange or amend the terms of all or any portion of the private placement warrants or to enter into any other arrangements with respect to the private placement warrants (including, without limitation, a transfer of the sponsor’s membership interests representing an interest in the private placement warrants) to facilitate the consummation of such business combination, such change shall apply pro rata to Apollo and our sponsor based on the relative number of private placement warrants held by each. By way of example, in the event 50% of the sponsor’s private placement warrants are forfeited or transferred by the sponsor as part of such business combination, Apollo shall forfeit or transfer 50% of its private placement warrants on substantially the same terms and conditions as the sponsor, in which case the reduction shall equal 50% of the private placement warrants held by Apollo at such time. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the deadline for completing of an initial business combination nears.

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

As of March 30, 2023, the Trust Account held $193,545,000 in funds available to complete our initial business combination (which includes $6,641,250 of deferred underwriting commissions being held in the Trust Account).

We may effectuate our initial business combination with a single-target business or multiple-target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset; or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

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

Our amended and restated memorandum and articles of association provide that any of its provisions related to pre- business combination activity (including the requirement to deposit proceeds of the IPO and the Private Placements into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution, meaning holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of not less than 65% of our ordinary shares; provided that the provisions of our amended and restated memorandum and articles of association relating to the rights of holders of Class B ordinary shares to appoint or remove directors prior to our initial business combination may only be amended by a special resolution passed by a majority of at least 90% our ordinary shares voting in a general meeting. Our initial shareholders, Apollo and members of our management team , who collectively beneficially own 28.73% of our ordinary shares, will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other special purpose acquisition companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

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

Unlike some blank check companies, if:

(i)
we issue additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a newly issued price (such issue price or effective issue price to be determined in good faith by our board of directors and, in the case of any issuance to our sponsor, Apollo or their affiliates, without taking into account any founder shares held by our sponsor, Apollo or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”) of less than $9.20 per ordinary share;

(ii)
the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the completion of our initial business combination (net of redemptions); and

(iii)
the volume weighted average trading price of our Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which we consummate our initial business combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.

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

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	costs and difficulties inherent in managing cross-border business operations;

•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes on individuals;

•	laws governing the manner in which future business combinations may be effected;

•	exchange listing and/or delisting requirements;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	local or regional economic policies and market conditions;

•	unexpected changes in regulatory requirements;

•	challenges in managing and staffing international operations;

•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	underdeveloped or unpredictable legal or regulatory systems;

•	corruption;

•	protection of intellectual property;

•	social unrest, crime, strikes, riots, civil disturbances and wars;

•	regime changes and political upheaval; and

•	deterioration of political relations with the United States.

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

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities;

each of which may make it difficult for us to complete our initial business combination. In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company with the SEC;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our securities are not intended for persons who are seeking a return on investments in government securities or investment securities. The Trust Account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (a) that would affect the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we have not consummated an initial business combination before June 7, 2023 (or September 7, 2023 if the period of time to consummate a business combination is extended), or (b) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity; or (iii) absent an initial business combination before June 7, 2023 (or September 7, 2023 if the period of time to consummate a business combination is extended), our return of the funds held in the Trust Account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.20 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

If we do not consummate our initial business combination before June 7, 2023 (or September 7, 2023 if the period of time to consummate a business combination is extended), our public shareholders may be forced to wait beyond such applicable period before redemption from our Trust Account

If we do not consummate our initial business combination before June 7, 2023 (or September 7, 2023 if the period of time to consummate a business combination is extended), the proceeds then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and net of taxes paid or payable), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the Trust Account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind-up, liquidate the Trust Account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond the applicable period before the redemption proceeds of our Trust Account become available to them, and they receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated memorandum and articles of association, and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we do not complete our initial business combination and do not amend certain provisions of our amended and restated memorandum and articles of association. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than 10 business days thereafter, subject to applicable Cayman Islands law.

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

Our amended and restated memorandum and articles of association authorize the issuance of up to 200,000,000 Class A ordinary shares, par value $0.0001 per share, 20,000,000 Class B ordinary shares, par value $0.0001 per share, and 1,000,000 preference shares, par value $0.0001 per share. As of March 30, 2023, there were 181,025,000 and 15,875,000 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance, which amount does not take into account shares reserved for issuance upon exercise of issued and outstanding warrants or shares issuable upon conversion of the Class B ordinary shares. The Class B ordinary shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination, or earlier at the option of the holder thereof. As of March 30, 2023, there were no preference shares outstanding. We may issue a substantial number of additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares in connection with our redeeming the warrants or upon conversion of the Class B ordinary shares at a ratio greater than one-to-one concurrently with or immediately following the consummation of our initial business combination as a result of the anti-dilution provisions as set forth herein. However, our amended and restated memorandum and articles of association provide, among other things, that prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote as a class with our public shares (a) on any initial business combination or (b) to approve an amendment to our amended and restated memorandum and articles of association to extend the time we have to consummate a business combination beyond before June 7, 2023 (or September 7, 2023 if the period of time to consummate a business combination is extended). These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares:

•
may significantly dilute the equity interest of public shareholders, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

•	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;

•
could cause a change in control if a substantial number of Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;

•	may adversely affect prevailing market prices for our Units, Class A ordinary shares and/or warrants; and

•	may not result in adjustment to the exercise price of our warrants.

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

We are subject to changing law and regulations regarding regulatory mailers, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance.

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

After our initial business combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore, investors may not be able to enforce federal securities laws or their other legal rights.

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

Although we have no commitments as of the date of this report to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•
acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

•	our inability to obtain necessary additional financing if the debt contains covenants restricting

•	our ability to obtain such financing while the debt is outstanding;

•	our inability to pay dividends on our Class A ordinary shares;

•
using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation or prevailing interest rates; and

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

As of March 30, 2023, our initial shareholders, Apollo and members of our management team owned 25.57%of our outstanding ordinary shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. If our initial shareholders purchase any Units or any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our initial shareholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members were appointed by our sponsor, is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being appointed in each year. We may not hold an annual general meeting to appoint new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual general meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for appointment and our initial shareholders, because of their ownership position, will have considerable influence regarding the outcome following our initial business combination. In addition, prior to our initial business combination, only holders of our Class B ordinary shares have the right to vote on the appointment of directors, including in connection with the completion of our initial business combination and holders of a majority of our Class B ordinary shares may remove a member of the board of directors for any reason. As a result, holders of Class A ordinary shares will not have the right to appoint any directors until after the completion of our initial business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor. Accordingly, our initial shareholders will continue to exert substantial control at least until the completion of our initial business combination.

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

We have been advised by Maples and Calder (Cayman) LLP, our Cayman Islands legal counsel, that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

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

Prior to consummation of our initial business combination, only holders of our founder shares will have the right to vote on the appointment of directors. As a result, Nasdaq may consider us to be a “controlled company” within the meaning of Nasdaq corporate governance standards. Under Nasdaq corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

•	we have a board that includes a majority of “independent directors,” as defined under Nasdaq rules;

•	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	we have independent director oversight of our director nominations.

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

Holders

On March 30, 2023, there was 1 holder of record of our units, 1 holder of record of our Class A ordinary shares, 3 holders of record of our warrants, and 13 holders of record of our founder shares.

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

As of December 31, 2022 and December 31, 2021, we had cash of approximately $627,628 and $1,050,670 and working capital of approximately $176,944 and $1,184,733, respectively. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Results of Operations

Our only activities from inception through December 31, 2022 were those related to our formation, the preparation for our Initial Public Offering and, since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any operating revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination, at the earliest. We incurred expenses as a result of being a public company (including for legal, financial reporting, accounting and auditing compliance), as well as for expenses in connection with searching for a prospective initial Business Combination.

For the year ended December 31, 2022, had net income of $12,658,706 which consists of operating expenses of $1,243,831, $11,226,187 of change in fair value of the warrant liability, $854,167 of interest earned on marketable securities and $1,822,183 of unrealized gain on marketable securities.

For the period from March 26, 2021 (inception) through December 31, 2021, we had a net income of $1,742,973, which consists of operating expenses $214,079, interest earned on marketable securities of $4,933, change in fair value of warrant liability of $2,432,625 and $480,506 of transaction costs allocated to the warrant liability.

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

For the twelve months ended December 31, 2022, cash used in operating activities was $411,937. Net income of $12,658,706 was impacted by interest earned on marketable securities held in the Trust Account of $854,167, change in fair value of warrant liability of $11,226,187, unrealized gain on marketable securities held in the Trust Account of $1,822,183 and changes in operating assets and liabilities which used $831,893 from operating activities.

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

As of December 31, 2022 and December 31, 2021, we had investments of $196,226,283 and $193,549,933 held in the Trust Accounts, respectively. We intend to use substantially all of the funds held in the Trust Accounts, including any amounts representing interest earned on the Trust Accounts (less taxes paid and deferred underwriting commissions) to complete our initial Business Combination. We may withdraw interest to pay taxes. During the twelve months ended December 31, 2022 and the period ended December 31, 2021, we did not withdraw any interest earned on the Trust Accounts. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Accounts will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2022 and December 31, 2021, we had cash of $627,628 and $1,050,670 outside of the Trust Accounts. We intend to use the funds held outside the Trust Accounts primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial Business Combination.

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

The Company’s evaluation of its liquidity condition and the date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that these financial statements are issued. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

On December 31, 2022, we did not have any obligations, assets or liabilities that would be considered off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

Contractual Obligations

Administrative Support Agreement

On December 2, 2021, the Company entered into an Administrative Support Agreement pursuant to which the Company may reimburse an affiliate of the Sponsor up to an amount of $10,000 per month for office space and secretarial and administrative support. The Company considered this agreement under the guidance of ASC 842, Leases, and determined that this agreement did not meet the definitions of a lease.

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

Class A Ordinary Shares Subject to Possible Redemption

Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares is classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2022 and December 31, 2021, 18,975,000 shares of Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.

Net Income Per Ordinary Share

Basic income per ordinary share is computed by dividing net income applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period. Consistent with ASC 480, ordinary shares subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class method, have been excluded from the calculation of income per ordinary share for the twelve month period ended December 31, 2022 and the period from March 26, 2021 (inception) to December 31, 2021. Such shares, if redeemed, only participate in their pro rata share of trust earnings. Diluted income per share includes the incremental number of ordinary shares to be issued to settle warrants, as calculated using the treasury method. For the period from December 31, 2021 to December 31, 2022, the Company did not have any dilutive warrants, securities or other contracts that could potentially, be exercised or converted into ordinary shares. As a result, diluted income per ordinary share is the same as basic income per ordinary share for all periods presented.

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

Management’s Report on Internal Controls Over Financial Reporting

Our Principal Executive Officer and Principal Financial Officer is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•          pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

•          provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

•           provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements

In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal control over financial reporting was effective.

Management has concluded that our audited financial statements included in this Report are fairly stated in all material respects in accordance with GAAP for each of the periods presented therein.

This Report does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Title
Marcus Brauchli	60	Chairman
Paul Bascobert	57	Independent Director
Sean Glodek	50	Vice President and Director
Norman Pearlstine	79	Independent Director
Joel Motley	69	Independent Director
Matt Goldberg	51	Independent Director
Priscilla Han	38	Independent Director
Dale Mathias	70	Independent Director

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

Richard Leggett, serves as Blue Ocean’s Chief Executive Officer. He is an accomplished global chief executive in the information services, financial services and professional services industries with over 32 years of experience and an entrepreneurial track record in all aspects of growing and operating a global business. Over the last 16 years, Mr. Leggett has served as CEO of three PE-backed technology-enabled information services businesses guiding two of them through successful exits to strategic buyers.  From January 2012 through September 2022, Mr. Leggett served as the CEO of FrontierView, a global market intelligence company which he built and in November 2021 sold to FiscalNote (NYSE: NOTE) prior to FiscalNotes’s IPO in August 2022. From October 2008 through August 2011, he served as CEO of Business Intelligence Advisors (“BIA”), an independent equity research firm that launched an AI-based proprietary data platform. Prior to BIA, Mr. Leggett served from February 2005 through October 2008 as CEO at CFRA, a leading independent equity research company, that under Mr. Leggett’s leadership grew substantially and was sold to RiskMetrics (now MSCI) in 2007, where Mr. Leggett subsequently also ran Institutional Shareholder Services. Prior to his CEO roles, Mr. Leggett spent over 16 years in the Financial Services industry, where he was a Managing Director at Goldman Sachs in New York and London, in both the Technology equity research and investment banking divisions from June 2000 through January 2005. Prior to Goldman Sachs, Mr. Leggett led the Technology Research practice at Friedman, Billings & Ramsey from October 1996 to June 2000. He started his career in the Financial Services practice at Accenture in Washington, D.C. from January 1991 to October 1996. Mr. Leggett is a co-founder and Board Member of K Street Capital, a Washington, D.C. angel investment group. Since 2011, he has served on the Board of Directors of AlphaSense, a privately held AI-powered market intelligence and search platform backed by a number of leading investors, including Goldman Sachs and Viking Global Advisors. Mr. Leggett graduated from Georgetown University in 1990 with a B.A. in Business Administration. We believe Mr. Leggett’s experience in leading companies and in managing transactions brings valuable skills to Blue Ocean.

Paul Bascobert, formerly Blue Ocean’s Chief Executive Officer and since September 2022 the president of Reuters, has been an operating executive, advisor and entrepreneur in media and SaaS marketplace businesses for over 25 years. He has led multiple public and private companies through business transformations and successful exits. From August 2019 until June 2020, he was the CEO of Gannett Co., Inc. (NYSE: GCI) and led the company through the sale to New Media Investment Group (Gatehouse Media). Mr. Bascobert was President of XO Group (NASDAQ: XOXO) from September 2016 until April 2019 where he helped lead the transition from an advertising to marketplace model and doubled the stock price in two years prior to the sale of XO Group to Permira. From March 2014 to July 2016, Mr. Bascobert was President of Local for Yodle Inc, a provider of online marketing services to small businesses. He helped lead the launch and growth of the SaaS marketing platform and the eventual sale to Web.com. In December 2009, Mr. Bascobert joined Bloomberg as President of the newly acquired Businessweek. He returned the business to growth and helped launch the mobile business, conferences and built partnerships in Asia. In 2011 and 2012, Businessweek won multiple awards including Business Magazine of the Year from Ad Age and the General Excellence award from the ASME. In March 2011, he was named Head of Business Operations for the newly created Bloomberg Media Group which operates in over 70 countries around the world with hubs in New York, Hong Kong and London. Prior to Bloomberg Mr. Bascobert was Senior Vice President of Operations and then Chief Marketing Officer at Dow Jones, where he launched WSJ Wine, WSJ Mobile and transformed the subscription strategy which led to the doubling of consumer revenue and in 2009, moved The Wall Street Journal ahead of USA Today as the nation’s largest paid circulation newspaper. In February 1994, Mr. Bascobert co-founded Vertex Partners, a global strategy and analytics firm, and merged the company with Braun Technology Group in 1999 and helped take the company public (NASDAQ: BRNC). He led the media and telecommunications group up to the sale to Fair Isaac Corporation in 2004. He has a degree in electrical engineering from Kettering University and an M.B.A. in Finance from the Wharton School Pennsylvania and is a member of the Council on Foreign Relations. We believe Mr. Bascobert’s extensive experience in the Internet & Digital Media Sector, as well as his substantial business, leadership and management experience, including at publicly-held companies and companies seeking to go public, brings important and valuable skills to our board of directors.

Matt Lasov, Blue Ocean’s Chief Financial Officer, is an accomplished finance and strategy executive in the professional services and technology industries, with a strong track record of growing and operating businesses globally. From October 2021 through July 2022, Mr. Lasov served as the Chief Strategy Officer at ConsumerDirect, a financial technology company in the money, credit, and privacy spaces. Prior to ConsumerDirect, from February 2019 to October 2021, Mr. Lasov was a Director at Slalom, a global consulting firm, founding and leading the Strategy Practice in Southern California. From June 2016 through January 2019, Mr. Lasov was Vice President of Finance and Operations at ExecOnline, a privately held education technology company focused on leadership development. Prior to ExecOnline, From January 2010 through May 2016, Mr. Lasov served in leadership positions including Head of Advisory, and Head of EMEA at FrontierView, now FiscalNote (NYSE: NOTE), a global market intelligence company. Mr. Lasov graduated from McGill University in 2006 with a B.A. in Political Science. We believe Mr. Lasov’s experience in financial management and transactions provides significant benefits to the company.

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

Matt Goldberg serves as an independent director of the company. Mr. Goldberg’s career in media included extensive stints in corporate development, mergers and acquisitions, and strategy. Mr. Goldberg was appointed as the Chief Executive Officer of Tripadvisor in July 2022. He ran global operations for the advertising-technology company, The Trade Desk, from July 2020 to March 2021 and the company’s business development from February 2020 to July 2020, and since April 2021, he has been the founding director of Dataphilanthropy, which applies data science to understand key moments where innovative interventions might remove obstacles to equal opportunity. From December 2016 to December 2019, he served as the Global Head of M&A for News Corp., joining from Liberty Interactive, where he was senior vice president and head of corporate development from October 2013 to November 2016. In that role, he led the $2.4 billion Zulily acquisition and was instrumental in the $2.1 billion acquisition of HSN. Before that, from February 2009 to September 2013, he was CEO of Lonely Planet, the Australian publisher. We believe Mr. Goldberg’s extensive experience in identifying, negotiating and closing significant transactions brings important and valuable skills to our board of directors.

Priscilla Han serves as an independent director of the company. Since March 2019, Ms. Han has served as the Chief Investment Officer of Reapra Pte. Ltd., a Singapore-based investment company with a portfolio that includes companies in a wide range of industries, including education, digital media, real estate, hospitality, healthcare and agriculture across Asia. Before joining Reapra, she worked from April 2014 to July 2017 as an investment manager covering China and Southeast Asia for New Zealand Trade and Enterprise, which focuses on driving Foreign Direct Investment into New Zealand. From May 2014 to July 2017, Ms. Han was an Investment Committee Member for North Base Media and led financial analysis for the portfolio; a corporate finance manager for Deloitte & Touche from January 2013 to April 2014; and an associate in M&A and investment for Singapore-based investment companies. We believe Ms. Han’s extensive experience in finance, as well as analyzing and advising growth companies in Asia brings important and valuable skills to our board.

Dale Mathias serves as an independent director of the company. Ms. Mathias, a private investor and longtime executive in the financial industry, is leading a public-sector initiative to create the first national development bank corporation in the U.S., based on legislation she helped to champion in 2018 that established the first U.S. International Development Bank Corporation. She has previously worked in finance for J.P. Morgan, in venture capital at Alan Patricof & Associates, and in private equity at Lazard Freres. She has focused her investment activities on early-stage technologies in the U.S. and Africa. Earlier in her career, Ms. Mathias was an associate dean at the Columbia University Business School. She is a member of the Council on Foreign Relations and serves on several nonprofit boards. We believe Ms. Mathias’s extensive experience in investing and the financial industry brings important and valuable skills to our board.

Advisors

Gustavo Guzman Favela serves as an advisor to the company, with a focus on Latin America. The founder and CEO of Yotta, a Mexico City-based holding company with interests in media, creative arts, data and technology companies, Mr. Guzman is a serial entrepreneur with deep roots in media and technology and relationships across the region. He has founded a series of successful media companies in Mexico, the largest Spanish-language market in the Americas. Among them are Maspormas, the largest free commuter newspaper in Mexico City and Capital Digital, a group of Mexico’s leading independent digital sites, specialized in technology, culture, travel, entertainment, city- guide and visual explanations with brands including Pictoline, Chilango, Travesias, Unocero, Sopitas and Local.

Jae Kang serves as an advisor to the company, with a focus on Korea and international markets. Mr. Kang is a multidisciplinary senior executive with deep experience in strategy development; M&A & joint ventures; restructuring & divestitures; equity, debt & private placements; post-M&A integration; and risk & capital management. At Sallie Mae, he provided leadership in sourcing and executing acquisition opportunities, and headed the transformation of its enterprise risk management, including credit, capital, liquidity, and stress test. At CIT, as the head of bank strategy and M&A, he directed bank growth strategies and M&A transactions which enabled the bank to grow from approximately $10 billion to $21 billion, including the acquisition of OneWest Bank for $3.1 billion. At AIG, as the global head of M&A, strategy and restructuring for international P&C, he led teams on transactions in Europe, the Middle East, Asia and South America, including the acquisition of Fuji Fire & Marine and the creation of new businesses in Brazil, Saudi Arabia, Kuwait, Spain and Turkey. Mr. Kang started his career in M&A at Lehman Brothers and was a management consultant at Booz Allen & Hamilton.

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

Lauren Zalaznick serves as an advisor to the company, with a focus on North America. A Senior Advisor to the Boston Consulting Group’s TMT practice, she also is a Director of The Nielsen Corporation, Europe’s The RTL Group, GoPro, LLC and other privately held companies. Ms. Zalaznick advises and invests in digital-media startups including Refinery29, Atlas Obscura, Realm, and Medium. Earlier in her career, she was an Executive Vice President at Comcast NBCUniversal, where she oversaw The Entertainment & Digital Networks, which managed a revenue portfolio that included: the highly valued cable properties of Bravo Media and Oxygen Media, home to genre- defining global cultural franchises; the Telemundo broadcast network which saw unprecedented growth and profitability; and a digital portfolio that included Fandango, at which she overhauled the business model to transform from a ticketing utility to a premier destination for moviegoers. She previously was at Viacom, where she helped to build the VH1 network into a marketing and programming powerhouse. She has produced a number of award-winning feature films and Emmy and Peabody Award winning television programs. She is a trustee emerita of Brown University.

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

Number and Terms of Office of Officers and Directors

We have nine directors. Our board of directors is divided into three classes, with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Dale Mathias, Norman Pearlstine and Sean Glodek, will expire at our first annual general meeting. The term of office of the second class of directors, consisting of Priscilla Han, Joel Motley and Matt Goldberg, will expire at our second annual general meeting. The term of office of the third class of directors, consisting of Marcus Brauchli and Paul Bascobert, will expire at our third annual general meeting.

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

Joel Motley serves as the Chairman of the audit committee. Each member of the audit committee is financially literate, and our board of directors has determined that Joel Motley qualifies as an “audit committee financial expert” as defined in applicable SEC rules. The primary purposes of our audit committee are to assist the board’s oversight of:

•	the integrity of our financial statements;

•	our compliance with legal and regulatory requirements;

•	the qualifications, engagement, compensation, independence and performance of our independent registered public accounting firm;

•	our process relating to risk management and the conduct and systems of internal control over financial reporting and disclosure controls and procedures; and

•	the performance of our internal audit function.

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

The primary purposes of our compensation committee are to assist the board in overseeing our management compensation policies and practices, including:

•	determining and approving the compensation of our executive officers; and

•	reviewing and approving incentive compensation and equity compensation policies and programs.

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 30, 2023, based on

•	information obtained from the persons named below, with respect to the beneficial ownership of our ordinary shares by:

•	each person known by us to be the beneficial owner of more than 5% of our issued outstanding ordinary shares;

•	each of our executive officers and directors; and

•	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this report.

Name and address of beneficial owner(2)	Number of shares of ordinary shares beneficially owned(4)		Approximate percentage of outstanding ordinary shares(1)
Blue Ocean Sponsor LLC(3)	4,328,750		18.3%
Marcus Brauchli(3)	4,328,750		18.3%
Paul Bascobert(3)	4,328,750		18.3%

Sean Glodek(5)	-		*
Norman Pearlstine	25,000		*
Joel Motley	30,000		*
Matt Goldberg	30,000		*
Priscilla Han	30,000		*
Dale Mathias	25,000		*
All directors and executive officers as a group (9 individuals)	4,468,750		18.8%
Other 5% Stockholders(6)
Apollo SPAC Fund I, L.P.	2,070,602	(7)	8.7%
Calamos Market Neutral Income Fund	1,250,000	(8)	5.3
Highbridge Capital Management, LLC	1,370,972	(9)	5.8%

* Less than one percent.

(1)
Based on 23,718,750 ordinary shares outstanding as of March 30, 2023, including 18,975,000 Class A ordinary shares (including those Class A ordinary shares comprising a portion of a Unit) and 4,743,750 Class B ordinary shares. Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Only holders of Class B ordinary shares will have the right to elect all of our directors prior to the consummation of our initial business combination.

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

(7)
Based upon its Schedule 13G filed February 14, 2023, with the SEC with respect to Class A ordinary shares held as of December 31, 2021, Apollo has shared voting and dispositive power as to 2,070,602 Class A ordinary shares and each of Apollo SPAC Management I GP, LLC, the general partner of Apollo SPAC Management I, L.P., Apollo Capital Management I, L.P., the investment manager for Apollo, Apollo Capital Management GP, LLC, the general partner of Apollo Capital Management, L.P. and Apollo Management Holdings, L.P., the sole member and manager of Apollo Capital Management GP, LLC., also have shared voting and dispositive power as to 2,070,602 Class A ordinary shares held by Apollo.

(8)
Based upon its Schedule 13G filed February 8,2022, with the SEC with respect to Class A ordinary shares held as of December 31, 2021, Calamos Market Neutral Income has sole voting and dispositive power as to 1,250,000 Class A ordinary shares.

(9)
Based upon its Schedule 13G filed December 17, 2021, with the SEC with respect to Class A ordinary shares held as of December 31, 2021, Highbridge Capital Management, LLC has shared voting and dispositive power as to 1,370,972 Class A ordinary shares and each of Highbridge Tactical Credit Master Fund, L.P. and Highbridge SPAC Opportunity Fund, L.P. also have shared voting and dispositive power as to 1,172,601 Class A ordinary shares held by Highbridge Capital Management, LLC.

Our initial shareholders, Apollo and members of our management team beneficially own 27.57% of the outstanding ordinary shares and will have the right to appoint all of our directors prior to our initial business combination. Holders of our public shares do not have the right to appoint any directors to our board of directors prior to our initial business combination. Because of this ownership block, our initial shareholders, Apollo and members of our management team may be able to effectively influence the outcome of all other matters requiring approval by our shareholders, including amendments to our amended and restated memorandum and articles of association and approval of significant corporate transactions including our initial business combination.

Our sponsor and Apollo have purchased an aggregate of 9,225,000 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, subject to adjustment, at a price of $1.00 per warrant ($9,225,000 in aggregate), in private placements that closed substantially concurrent with the closing of our IPO (including the over-allotment). As of March 30, 2023, our sponsor holds 9,125,000 private placement warrants and Apollo holds 100,000 private placement warrants. If we do not complete our initial business combination before June 7, 2023 (or September 7, 2023, if the period of time to consummate a business combination is extended), the private placement warrants will expire worthless. The private placement warrants are subject to the transfer restrictions described below. The private placement warrants will not be redeemable by us so long as they are held by the initial purchasers or their permitted transferees. Our sponsor, Apollo or their permitted transferees, have the option to exercise the private placement warrants on a cashless basis. If the private placement warrants are held by holders other than initial purchasers or their permitted transferees, the private placement warrants will be redeemable by us and exercisable by the holders on the same basis as the warrants included in the units sold in our IPO. Otherwise, the private placement warrants have terms and provisions that are identical to those of the warrants sold in our IPO.

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

Transfers of Founder Shares and Private Placement Warrants

The founder shares, private placement warrants and any Class A ordinary shares issued upon conversion or exercise thereof are each subject to transfer restrictions pursuant to lock-up provisions in the letter agreement entered into by our initial shareholders, directors, officers and Apollo. Pursuant to such letter agreement, our initial shareholders, directors, officers and Apollo have agreed not to transfer, assign or sell (i) any of their founder shares until the earlier to occur of: (a) one year after the completion of our initial business combination; and (b) subsequent to our initial business combination (x) the date on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property or (y) if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and other similar transactions) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination and (ii) any of their private placement warrants and the respective Class A ordinary shares underlying such warrants until 30 days after the completion of our initial business combination. The foregoing restrictions are not applicable to transfers (a) to our officers or directors, any affiliates or family members of any of our officers or directors, any members of our sponsor or their affiliates, or any affiliates of our sponsor or of Apollo, (b) in the case of an individual, by gift to a member of one of the individual’s immediate family or to a trust, the beneficiary of that is a member of the individual’s immediate family, an affiliate of such person or to a charitable organization, (c) in the case of an individual, by virtue of laws of descent and distribution upon death of the individual, (d) in the case of an individual, pursuant to a qualified domestic relations order, (e) by private sales or transfers made in connection with any forward purchase agreement or similar arrangement or in connection with the consummation of a business combination at prices no greater than the price at which the applicable securities were originally purchased, (f) by virtue of the laws of the Cayman Islands or the limited liability company agreement of our sponsor upon dissolution of the sponsor, (g) in the event of the company’s liquidation prior to the completion of a business combination, (h) to the company for no value for cancellation in connection with the consummation of our initial business combination, or (i) in the event of our completion of a liquidation, merger, share exchange or other similar transaction which results in all of our shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property subsequent to our completion of our initial business combination; provided, however, that in the case of clauses (a) through (f) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions and the other restrictions contained in the letter agreements.

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

We agreed to pay an affiliate of our sponsor $10,000 per month for office space, administrative and support services, and are accruing that obligation.

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

Item 14.	Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered in 2021 and 2022:

Type of Fee	Year Ended December 31, 2022	Year Ended December 31, 2021
Audit Fees	88,942	83,730
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

14.1	Form of Code of Ethics (incorporated by reference to Exhibit 14.1 to Registration Statement on Form S-1 filed with the Securities & Exchange Commission on November 19, 2021)
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

EXHIBIT INDEX
Exhibit	Description
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

Not applicable.

BLUE OCEAN ACQUISITION CORP

Index to Financial Statements

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID #688)	F-1
Balance Sheets as of December 31, 2022 and December 31, 2021	F-2
Statements of Operations for the twelve months ended December 31, 2022 and the period from March 26, 2021 (inception) through December 31, 2021	F-3
Statements of Changes in Shareholders’ Deficit for the twelve months ended December 31, 2022 and the period from March 26, 2021 (inception) through December 31, 2021	F-4
Statements of Cash Flows for the twelve months ended December 31, 2022 and for the period from March 26, 2021 (inception) through December 31, 2021	F-5
Notes to Financial Statement	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
(PCAOB ID #688)

To the Shareholders and the Board of Directors of
Blue Ocean Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Blue Ocean Acquisition Corp. (the “Company”) for the year ended December 31, 2022 and 2021, the related statements of operations, changes in shareholders’ deficit, cash flows for the year ended December 31, 2022 and for the period from March 26, 2021 (inception) through December 31, 2021 and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company for the year ended December 31, 2022 and 2021 and the result of their operations and their cash flows for the year ended December 31, 2022 and for the period from March 26, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, if the Company is unable to complete a Business Combination, then the Company will cease all operations except for the purpose of liquidating.  In addition, the Company has incurred negative cash used in operating activities and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

New York, NY
March 30, 2023

1

BLUE OCEAN ACQUISITION CORP
BALANCE SHEET

	December 31, 2022	December 31, 2021
Assets
Current Assets:
Cash	$627,628	$1,050,670
Prepaid expenses and other assets	236,042	285,020
Total current assets	863,670	1,335,690
Non-current assets
Other assets	—	236,041
Marketable securities in trust account	196,226,283	193,549,933
Total assets	$197,089,953	$195,121,664
Liabilities and Shareholders’ Deficit
Current Liabilities:
Accounts payable and accrued expenses	$576,727	$139,852
Accrued offering costs	—	11,105
Accounts Payable – Related Party	110,000	—
Total current liabilities	686,727	150,957
Accrued offering costs, non-current	806,823	806,823
Warrant liabilities	1,403,438	12,629,625
Deferred underwriting fee payable	6,641,250	6,641,250
Total liabilities	9,538,238	20,228,655

Commitments
Class A ordinary shares subject to possible redemption, 18,975,000 shares issued and outstanding at redemption value at $10.20 per share	196,226,283	193,545,000

Shareholders’ Deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none outstanding	—	—
Class A ordinary shares, $0.0001 Par Value; 200,000,000 shares authorized; no shares issued or outstanding (excluding 18,975,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 Par Value; 20,000,000 shares authorized; 4,743,750 shares issued and outstanding(1)	474	474
Additional paid-in capital	—	—
Accumulated deficit	(8,675,042)	(18,652,465)
Total shareholders’ deficit	(8,674,568)	(18,651,991)
Total Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit	$197,089,953	$195,121,664

The accompanying notes are an integral part of the financial statements

BLUE OCEAN ACQUISITION CORP.
STATEMENT OF OPERATIONS

	For the twelve months ended December 31, 2022	For the period from March 26, 2021 (inception) through December 31, 2021
General and administrative expenses	$1,243,831	$214,079
Loss from operations	(1,243,831)	(214,079)
Other Income (expense):
Interest earned on marketable securities held in Trust Account	854,167	4,933
Transaction costs allocable to warrant liabilities	—	(480,506)
Unrealized gain or (loss) on marketable securities held in Trust Account	1,822,183	—
Change in fair value of warrant liabilities	11,226,187	2,432,625
Net income	$12,658,706	$1,742,973
Weighted average shares outstanding of Class A redeemable ordinary shares	18,975,000	1,608,750
Basic and diluted net income per ordinary share, Class A redeemable ordinary shares	0.53	0.30
Weighted average shares outstanding of Class B ordinary shares non-redeemable shares	4,743,750	4,173,616
Basic and diluted net income per ordinary share, Class B ordinary shares non-redeemable shares	0.53	0.30

The accompanying notes are an integral part of the financial statements.

BLUE OCEAN ACQUISITION CORP
STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2022

	Class B Ordinary shares		Additional Paid in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance – December 31, 2021	4,743,750	$474	$—	$(18,652,465)	$(18,651,991)
Accretion of Class A ordinary shares to redemption value	—	—	—	(2,681,283)	(2,681,283)
Net Income	—	—	—	12,658,706	12,658,706
Balance – December 31, 2022	4,743,750	$474	—	$(8,675,042)	$(8,674,568)

BLUE OCEAN ACQUISITION CORP.
STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE PERIOD FROM MARCH 26, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Class B Ordinary shares		Additional Paid in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance - March 26, 2021 (Date of Inception)	$—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	4,743,750	474	24,526	—	25,000
Forfeiture of Class B ordinary shares from Sponsor	(175,000)	(18)	18	—	—
Sale of Class B ordinary shares to Anchor investor	175,000	18	997	—	1,015
Excess of cash received from private placement warrants	—	—	1,752,750	—	1,752,750
Class A ordinary shares accretion to redemption value	—	—	(1,778,291)	(20,395,438)	(22,173,729)
Net Income	—	—	—	1,742,973	1,742,973
Balance - December 31, 2021	4,743,750	$474	$—	$(18,652,465)	$(18,651,991)

The accompanying notes are an integral part of the financial statements.

BLUE OCEAN ACQUISITION CORP.
STATEMENTS OF CASH FLOWS

	FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2022	FOR THE PERIOD FROM MARCH 26, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021
Cash Flow from Operating Activities:
Net income	$12,658,706	$1,742,973
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(854,167)	(4,933)
Unrealized gain on marketable securities held in Trust Account	(1,822,183)	—
Change in fair value of warrant liabilities	(11,226,187)	(2,432,625)
Transaction costs allocated to warrant liabilities	—	480,506
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	48,979	(285,020)
Other assets, non-current	236,041	(236,041)
Accounts payable and accrued expenses, current	436,874	139,852
Accrued expenses, non-current	—	—
Accounts Payable – Related Party	110,000	—
Net cash used in operating activities	(411,937)	(595,288)
Cash flow from investing activities:
Investment of cash in Trust Account	—	(193,545,000)
Net cash used in investing activities	—	(193,545,000)
Cash flows from financing activities:
Proceeds from sale of Class A ordinary shares; net of underwriting discounts paid	—	186,505,000
Proceeds from sale of private placement warrants	—	9,225,000
Proceeds from issuance of Class B ordinary shares to initial shareholder	—	25,000
Proceeds from issuance of Class B ordinary shares to anchor investor	—	1,015
Proceeds from promissory note	—	165,340
Paydown of promissory note	—	(165,340)
Payment of offering costs	(11,105)	(565,057)
Net cash used in (provided by) financing activities	(11,105)	195,190,958
Net change in cash	(423,042)	1,050,670
Cash at the beginning of the period	1,050,670	—
Cash at the end of the period	$627,628	$1,050,670
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Offering costs included in accrued expenses	$—	$817,928
Deferred underwriting fee payable	$6,641,250	$6,641,250
Initial measurement of warrants issued in connection with the initial public offering accounted for as liabilities	$—	$15,062,250
Accretion of ordinary shares subject to redemption	$2,681,283	$22,173,729

The accompanying notes are an integral part of the financial statements.

BLUE OCEAN ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS

NOTE 1.	DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

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

As of December 31, 2022, the Company had not yet commenced any operations. All activity for the period March 26, 2021 (inception), through December 31, 2022, relates to the Company’s formation and the initial public offering (the “Public Offering”) which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Public Offering. The Company has selected December 31 as its fiscal year end.

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

Liquidity and Capital Resources

As of December 31, 2022 and December 31, 2021, the Company had approximately $627,628 and $1,050,670 in its operating bank account, respectively, and working capital of approximately $176,944.

The Company’s liquidity needs to date have been satisfied through a payment of $25,000 from the Sponsor to purchase the Founder Shares, the loan from the Sponsor under the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account of $2.2 million. The Company repaid the Note in full on December 6, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of December 31, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

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

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The Company has until June 6, 2023, 18 months from the closing of the IPO, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by that specified period. If a Business Combination is not consummated by June 6, 2023, and the Company decides not to extend the period of time to consummate a Business Combination, there will be a mandatory liquidation and subsequent dissolution.

The Company’s evaluation of its liquidity condition and the date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that these financial statements are issued. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Marketable Securities Held in Trust Account

At December 31, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds, which primarily invest in U.S. Treasury securities.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $627,628 and $1,050,670 in cash held in its operating account as of December 31, 2022 and December 31, 2021, respectively. The Company did not have any cash equivalents as of December 31, 2022 and December 31, 2021.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company may be subject to potential examination by federal and state taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company has completed a nexus study and believes that it is appropriately filing tax returns in which it has nexus.

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

Offering Costs Associated with the Public Offering

The Company complies with the requirements of ASC 340-10-S99-1, SEC Staff Accounting bulletin Topic 5A - “Expenses of Offering”, and SEC Staff Accounting bulletin Topic 5T - “Accounting for Expenses or Liabilities Paid by Principal Stockholder(s)”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction of equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. The Company incurred offering costs amounting to $12,517,335 as a result of the IPO (consisting of $3,795,000 of underwriting fees, $6,641,250 of deferred underwriting fees, $1,248,100 for the excess fair value of Founder Shares attributable to the Anchor Investor, and $832,985 of other offering costs). The Company recorded $10,788,729 of offering costs as a reduction of equity in connection with the Class A ordinary shares included in the Units. The Company immediately expensed $480,506 of offering costs in connection with the Public Warrants and Private Placement Warrants that were classified as liabilities.

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

As of December 31, 2022 and December 31, 2021, the amount of Class A ordinary shares reflected on the balance sheet are reconciled in the following table:

Gross proceeds	$187,750,000
Less:
Proceeds allocated to Public Warrants	(7,590,000)
Class A ordinary shares issuance costs	(10,788,729)
Plus:
Adjust carrying value to initial redemption value	22,173,729
Class A ordinary shares subject to possible redemption as of December 31, 2021	$193,545,000
Plus:
Adjust carrying value to initial redemption value	2,681,283
Class A ordinary shares subject to possible redemption as of December 31, 2022	$196,226,283

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

  A reconciliation of net income per ordinary share is as follows:

	For the twelve months ended December 31, 2022		For the Period from March 26, 2021 (Date of Inception) through December 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share
Numerator:
Allocation of net income, as adjusted	$10,126,965	$2,531,741	$484,924	$1,258,049
Denominator:
Basic and diluted weighted average ordinary shares outstanding	18,975,000	4,743,750	1,608,750	4,173,616
Basic and diluted net income per ordinary share	$0.53	$0.53	$0.30	$0.30

Stock Compensation Expense

The Company accounts for stock-based compensation expense in accordance with ASC 718, “Compensation - Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date and recognized over the requisite service period. To the extent a stock-based award is subject to a performance condition, the amount of expense recorded in a given period, if any, reflects an assessment of the probability of achieving such performance condition, with compensation recognized once the event is deemed probable to occur. Forfeitures are recognized as incurred. The Company has recognized no stock-based compensation expense during the period from inception to December 31, 2022.

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

Promissory Note-Related Party

On April 5, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Public Offering pursuant to a promissory note (the “Note”). The Note is non-interest bearing and is payable on the earlier of (i) April 30, 2022 or (ii) the consummation of the Public Offering. As of December 6, 2021, the Company has drawn $165,340 on the Note, which was paid off in full on December 6, 2021.  As of December 31, 2022, there were no amounts outstanding on the Note and further drawdowns are not permitted.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into warrants at a price of $1.00 per warrant. The warrants will be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. There are no Working Capital Loans outstanding as of December 31, 2022 and December 31, 2021.

Administrative Support Agreement

On December 2, 2021, the Company entered into an Administrative Support Agreement pursuant to which the Company’s initial business combination or liquidation, the Company may reimburse an affiliate of the Sponsor up to an amount of $10,000 per month for office space and secretarial and administrative support. As of December 31, 2022 and December 31, 2021, there have been $110,000 and $8,000 in charges, respectively, related to this agreement, $18,000 of which have been reimbursed.

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

Preferred Shares-The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred shares. On December 31, 2022, and December 31, 2021 there were no preferred shares issued or outstanding.

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

Pursuant to and concurrently with the Public Offering, the Company sold 18,975,000 Units. At December 31, 2022 and December 31, 2021, there were no Class A ordinary shares issued and outstanding, excluding 18,975,000 Class A ordinary shares subject to possible redemption (see Note 2), and 4,743,750 Class B ordinary shares issued and outstanding.

NOTE 9.	FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis on December 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	December 31, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Marketable securities held in Trust Account	$196,226,283	$196,226,283	$—	$—
Liabilities:
Warrant liabilities - Public Warrants	$711,563	$—	$711,563	$—
Warrant liabilities - Private Placement Warrants	$691,875	$—	$—	$691,875

	December 31, 2021	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Marketable securities held in Trust Account	$193,549,933	$193,549,933	$—	$—
Liabilities:
Warrant liabilities - Public Warrants	$6,356,625	$—	$—	$6,356,625
Warrant liabilities - Private Placement Warrants	$6,273,000	$—	$—	$6,273,000

The Warrants are accounted for as liabilities in accordance with ASC 815 and are presented within warrant liabilities on the balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statements of operations. Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period in which a change in valuation technique or methodology occurs.

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

As of December 31, 2022, the estimated fair value of Public Warrants was transferred from a Level 1 measurement to a Level 2 measurement when the Public Warrants were considered to no longer have an active market.
The Private Placement Warrants were valued using a Black-Scholes option pricing model, which is considered to be a Level 3 fair value measurement. The key inputs into the Black-Scholes option pricing model for the Private Placement Warrants were as follows as of December 31, 2022:

	December 31, 2022	December 31, 2021
Input
Risk-free interest rate	—	1.28%
Expected term (years)	5.20	5.20
Expected volatility	—	12.40%
Exercise price	$11.50	$11.50
Fair value of Class A ordinary shares	$10.28	$9.66

The Company’s use of both models required the use of subjective assumptions:

•	The risk-free interest rate assumption was based on the U.S. Treasury Constant Maturity rate for the expected term of the warrants.
•	The expected term was determined utilizing a probability weighted term input to be consistent with the stock price and volatility inputs which are reflective of the probability of successful merger.
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

The following table presents the changes in the fair value of the Company’s financial instruments that are measured at fair value:

$12,629,625
Transfer of Public Warrants to Level 1 measurement	(6,356,625)
Change in fair value	(3,228,750)
Fair value as of March 31, 2022	$3,044,250
Change in fair value	(1,845,000)
Fair value as of June 30, 2022	$1,199,250
Change in fair value	(184,500)
Fair value as of September 30, 2022	$1,014,750
Change in fair value	(322,875)
Fair value as of December 31, 2022	$691,875

The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 2 fair value measurement as of January 1, 2022.

NOTE 10.	SUBSEQUENT EVENTS

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

Signature	Title	Date

/s/ Marcus Brauchli
Marcus Brauchli	Chairman	March 30, 2023

/s/ Richard Leggett	Chief Executive Officer
Richard Leggett	(Principal Executive Officer)	March 30, 2023

/s/ Matt Lasov	Chief Financial Officer
Matt Lasov	(Principal Financial and Accounting Officer)	March 30, 2023

/s/ Norman Pearlstine
Norman Pearlstine	Director	March 30, 2023

/s/ Joel Motley
Joel Motley	Director	March 30, 2023

/s/ Matt Goldberg
Matt Goldberg	Director	March 30, 2023

/s/ Priscilla Han
Priscilla Han	Director	March 30, 2023

/s/ Dale Mathias
Dale Mathias	Director	March 30, 2023

/s/ Sean Glodek
Sean Glodek	Director	March 30, 2023