Form 10-Q
period 2023-03-31
Blue Ocean Acquisition Corp
filed 2023-05-12
CIK 1856961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 12, 2023, there were 18,975,000 Class A ordinary shares and 4,743,750 Class B ordinary shares of the registrant issued and outstanding.

BLUE OCEAN ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023
i

PART I - FINANCIAL INFORMATION

Item 1.	Interim Financial Statements.

 BLUE OCEAN ACQUISITION CORP
CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Current Assets:
Cash	$363,113	$627,628
Prepaid expenses and other assets	235,765	236,042
Total current assets	598,878	863,670
Non-current assets
Marketable securities held in trust account	198,456,897	196,226,283
Total assets	$199,055,775	$197,089,953
Liabilities and Shareholders’ Deficit
Current Liabilities:
Accounts payable and accrued expenses	$590,339	$576,727
Accounts Payable – Related Party	140,000	110,000
Total current liabilities	730,339	686,727
Accrued offering costs, non-current	806,823	806,823
Warrant liabilities	1,685,997	1,403,438
Deferred underwriting fee payable	6,641,250	6,641,250
Total liabilities	9,864,409	9,538,238
Commitments
Class A ordinary shares subject to possible redemption, 18,975,000 shares issued and outstanding at redemption value of $10.46 and $10.34 as of March 31, 2023 and December 31, 2022, respectively	198,456,897	196,226,283
Shareholders’ Deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none outstanding	—	—
Class A ordinary shares, $0.0001 Par Value; 200,000,000 shares authorized; no shares issued or outstanding (excluding 18,975,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 Par Value; 20,000,000 shares authorized; 4,743,750 shares issued and outstanding	474	474
Additional paid-in capital	—	—
Accumulated deficit	(9,266,005)	(8,675,042)
Total shareholders’ deficit	(9,265,531)	(8,674,568)
Total Liabilities and Shareholders’ Deficit	$199,055,775	$197,089,953

The accompanying notes are an integral part of the unaudited condensed financial statements.

BLUE OCEAN ACQUISITION CORP
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For The Three Months Ended March 31,
	2023	2022
General and administrative expenses	$308,404	$373,737
Loss from operations	(308,404)	(373,737)

Other Income (expense):
Interest earned on marketable securities held in Trust Account	2,138,122	60,407
Unrealized gain or (loss) on marketable securities held in Trust Account	92,492	(106,693)
Change in fair value of warrant liabilities	(282,559)	6,456,397
Net income	$1,639,651	$6,036,374
Weighted average shares outstanding of Class A redeemable ordinary shares	18,975,000	18,975,000
Basic and diluted net income per ordinary share, Class A redeemable ordinary shares	$0.07	$0.25
Weighted average shares outstanding of Class B ordinary shares non-redeemable shares	4,743,750	4,743,750
Basic and diluted net income per ordinary share, Class B ordinary shares non-redeemable shares	$0.07	$0.25

The accompanying notes are an integral part of the unaudited condensed financial statements.

BLUE OCEAN ACQUISITION CORP
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT FOR THE
THREE MONTHS ENDED MARCH 31, 2023

	Class B Ordinary shares		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2022	4,743,750	$474	—	$(8,675,042)	$(8,674,568)
Accretion of Class A ordinary shares to redemption value	—	—	—	(2,230,614)	(2,230,614)
Net Income	—	—	—	1,639,651	1,639,651
Balance – March 31, 2023	4,743,750	$474	$—	$(9,266,005)	$(9,265,531)

BLUE OCEAN ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT FOR THE
THREE MONTHS ENDED MARCH 31, 2022

	Class B Ordinary shares		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2021	4,743,750	$474	$—	$(18,652,465)	$(18,651,991)
Net Income	—	—	—	6,036,374	6,036,374

Balance – March 31, 2022	4,743,750	$474	$—	$(12,616,091)	$(12,615,617)

The accompanying notes are an integral part of the unaudited condensed financial statements.

BLUE OCEAN ACQUISITION CORP
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For The Three Months Ended March 31,
	2023	2022
Cash Flow from Operating Activities:
Net income	$1,639,651	$6,036,374
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(2,138,122)	(60,407)
Unrealized (gain) loss on marketable securities held in Trust Account	(92,492)	106,693
Change in fair value of warrant liabilities	282,559	(6,456,397)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	276	(37,187)
Other assets, non-current	—	64,375
Accounts payable and accrued expenses, current	13,613	169,751
Accounts Payable – Related Party	30,000	20,000
Net cash used in operating activities	(264,515)	(156,978)
Cash flows from financing activities:
Payment of offering costs	—	(11,105)
Net cash used in financing activities	—	(11,105)
Net change in cash	(264,515)	(168,083)
Cash at the beginning of the period	627,628	1,050,670
Cash at the end of the period	$363,113	$882,587
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Deferred underwriting fee payable	$6,641,250	$6,641,250
Accretion of ordinary shares subject to redemption	$2,230,614	$—

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

As of March 31, 2023, the Company had not yet commenced any operations. All activity for the period March 26, 2021 (inception), through March 31, 2023, relates to the Company’s formation and the initial public offering (the “Public Offering”) which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Public Offering. The Company has selected December 31 as its fiscal year end.

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

BLUE OCEAN ACQUISITION CORP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Liquidity, Capital Resources and Going Concern

As of March 31, 2023, and December 31, 2022, the Company had approximately $363,113 and $627,628 in its operating bank account, respectively, and working capital deficiency of approximately $131,460 as of March 31, 2023.

The Company’s liquidity needs to date have been satisfied through a payment of $25,000 from the Sponsor to purchase the Founder Shares, the loan from the Sponsor under the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account of $2.2 million. The Company repaid the Note in full on December 6, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of March 31, 2023 and December 31, 2022, there were no amounts outstanding under any Working Capital Loans.

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

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The Company has until June 7, 2023, 18 months from the closing of the IPO, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by the specified period. If a Business Combination is not consummated by June 7, 2023 and the Company decides not to extend the period of time to consummate a Business Combination, there will be a mandatory liquidation and subsequent dissolution.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Current Report on Form 10-K, as filed with the SEC on March 31, 2023.  The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods.

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

BLUE OCEAN ACQUISITION CORP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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

Marketable Securities Held in Trust Account

At March 31, 2023 and December 31, 2022, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $363,113 and $627,628 in cash held in its operating account as of March 31, 2023 and December 31, 2022. The Company did not have any cash equivalents as of March 31, 2023 and December 31, 2022.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

BLUE OCEAN ACQUISITION CORP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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

BLUE OCEAN ACQUISITION CORP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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

Class A Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. Accordingly, as of March 31, 2023 and December 31, 2022, the Class A ordinary shares subject to possible redemption in the amounts of $198,456,897 and $196,226,283, respectively, are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

As of March 31, 2023 and December 31, 2022, the amount of Class A ordinary shares reflected on the balance sheet are reconciled in the following table:

Class A ordinary shares subject to possible redemption as of December 31, 2021	$193,545,000
Plus:
Adjust carrying value to initial redemption value	2,681,283
Class A ordinary shares subject to possible redemption as of December 31, 2022	$196,226,283
Adjust carrying value to initial redemption value	2,230,614
Class A ordinary shares subject to possible redemption as of March 31, 2023	$198,456,897

BLUE OCEAN ACQUISITION CORP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Net Income Per Ordinary Share

Basic income per ordinary share is computed by dividing net income applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period. Consistent with ASC 480, ordinary shares subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class method, have been excluded from the calculation of income per ordinary share for the three months ended March 31, 2023. Such shares, if redeemed, only participate in their pro rata share of trust earnings. Diluted income per share includes the incremental number of ordinary shares to be issued to settle warrants, as calculated for the three months ended March 31, 2023. The Company did not have any dilutive warrants, securities or other contracts that could potentially be exercised or converted into ordinary shares. As a result, diluted income per ordinary share is the same as basic income per ordinary share for all periods presented.

A reconciliation of net income per ordinary share is as follows:

	For the Three Months ended March 31, 2023		For the Three Months ended March 31, 2022
	Class A	Class B	Class A	Class B
EPS
Numerator: Net Income
Allocation of net income	$1,311,721	$327,930	$4,829,099	$1,207,275
Denominator: Weighted Average share
Basic and diluted weighted average shares outstanding	18,975,000	4,743,750	18,975,000	4,743,750
Basic and diluted net income per ordinary share	$0.07	$0.07	$0.25	$0.25

Stock Compensation Expense

The Company accounts for stock-based compensation expense in accordance with ASC 718, “Compensation - Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date and recognized over the requisite service period. To the extent a stock-based award is subject to a performance condition, the amount of expense recorded in a given period, if any, reflects an assessment of the probability of achieving such performance condition, with compensation recognized once the event is deemed probable to occur. Forfeitures are recognized as incurred. The Company has recognized no stock-based compensation expense during the three months ended March 31, 2023, and the period from inception to December 31, 2022.

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

BLUE OCEAN ACQUISITION CORP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into warrants at a price of $1.00 per warrant. The warrants will be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. There are no Working Capital Loans outstanding as of March 31, 2023 and December 31, 2022.

Administrative Support Agreement

On December 2, 2021, the Company entered into an administrative support agreement pursuant to which, until the Company’s initial business combination or liquidation, the Company may reimburse an affiliate of the Sponsor up to an amount of $10,000 per month for office space and secretarial and administrative support (the “Administrative Support Agreement”). As of March 31, 2023 and December 31, 2022, there have been $140,000 and $110,000 in charges, respectively, $18,000 of which have been reimbursed.

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

BLUE OCEAN ACQUISITION CORP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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

NOTE 8. SHAREHOLDERS’ DEFICIT

Preferred Shares-The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred shares. On March 31, 2023 and December 31, 2022, there were no preferred shares issued or outstanding.

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

BLUE OCEAN ACQUISITION CORP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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

Pursuant to and concurrently with the Public Offering, the Company sold 18,975,000 Units. At March 31, 2023 and December 31, 2022, there were no Class A ordinary shares issued and outstanding, excluding 18,975,000 Class A ordinary shares subject to possible redemption (see Note 2), and 4,743,750 Class B ordinary shares issued and outstanding.

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis on March 31, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	March 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Marketable securities held in Trust Account	$198,456,897	$198,456,897	$—	$—
Liabilities:
Warrant liabilities – Public Warrants	$854,824	$—	$854,824	$—
Warrant liabilities – Private Placement Warrants	$831,173	$—	$—	$831,173

	December 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Marketable securities held in Trust Account	$196,226,283	$196,226,283	$—	$—
Liabilities:
Warrant liabilities – Public Warrants	$711,563	$—	$711,563	$—
Warrant liabilities – Private Placement Warrants	$691,875	$—	$—	$691,875

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

The Private Placement Warrants were valued using a Black-Scholes option pricing model, which is considered to be a Level 3 fair value measurement. The key inputs into the Black-Scholes option pricing model for the Private Placement Warrants were as follows as of March 31, 2023:

Input	March 31, 2023	December 31, 2022
Risk-free interest rate	—	—
Expected term (years)	5.20	5.20
Expected volatility	—	—
Exercise price	$11.50	$11.50
Fair value of Class A ordinary shares	$10.43	$10.28

The Company’s use of the Black-Scholes option pricing model required the use of subjective assumptions:

•	The risk-free interest rate assumption was based on the U.S. Treasury Constant Maturity rate for the expected term of the warrants.

•	The expected term was determined utilizing a probability weighted term input to be consistent with the stock price and volatility inputs which are reflective of the probability of successful merger.

•
The expected volatility assumption was based on the implied volatility solved by calibrating the warrant value output from a Binomial Lattice based model to the publicly observed, traded price on each valuation date. An increase in the expected volatility, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.

•	The fair value of one Class A ordinary share is the publicly-traded stock price.

The following table presents the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value:

Fair value as of December 31, 2022	$12,629,625
Transfer of Public Warrants to Level 1 measurement	(6,356,625)
Change in fair value	(3,228,750)
Fair value as of March 31, 2022	$3,044,250
Change in fair value	(1,845,000)
Fair value as of June 30, 2022	$1,199,250
Change in fair value	(184,500)
Fair value as of September 30, 2022	$1,014,750
Change in fair value	(322,875)
Fair value as of December 31, 2022	$691,875
Change in fair value	139,298
Fair value as of March 31, 2023	$831,173

NOTE 10. SUBSEQUENT EVENTS

On May 1, 2023, we filed a preliminary proxy statement seeking shareholder approval to amend the Company’s amended and restated memorandum and articles of association in order to (i) extend the date by which the Company must consummate its initial business combination, cease its operations and redeem all of its Class A ordinary shares (the “Extension Amendment Proposal”), (ii) permit for the issuance of Class A ordinary shares to holders of Class B ordinary shares upon the exercise of the right of a holder of the Company’s Class B ordinary shares to convert such holder’s Class B ordinary shares into Class A ordinary shares on a one-for-one basis at any time and from time to time prior to the closing of a business combination at the election of the holder (“Founder Share Amendment Proposal”), and (iii) approve the adjournment of the extraordinary general meeting to a later date or dates, if necessary, to (1) permit further solicitation and vote of proxies in the event that there are insufficient votes for, or otherwise in connection with, the approval of the Extension Amendment Proposal and Founder Share Amendment Proposal and (2) if the Board determines before the extraordinary general meeting that it is not necessary or no longer desirable to proceed with the other proposals.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements contained in this Quarterly Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2023 and under the heading “Item 1A. Risk Factors” of this Quarterly Report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

As of March 31, 2023 and December 31, 2022, we had cash of approximately $363,113 and $627,628 respectively, and working capital of approximately $(131,460) and $176,944, respectively. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete a business combination will be successful.

Results of Operations

We did not commence operations until after the closing of our Public Offering in December 2021, and as of March 31, 2023, we have not engaged in any significant operations nor generated any operating revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of interest income on cash and cash equivalents. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. We have incurred and expect to continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2023, we had net income of $1,639,651 which was impacted by interest earned on marketable securities held in the trust account of $2,138,122, change in fair value of warrant liability of $282,559, unrealized gain on marketable securities held in the trust account of $92,492, and a loss from operations of $308,404.

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

For the three months ended March 31, 2023, cash used in operating activities was $264,515. Net income of $1,639,651 was impacted by interest earned on marketable securities held in the Trust Account of $2,138,122, change in fair value of warrant liability of $282,559, unrealized gain on marketable securities held in the Trust Account of $92,492, and changes in operating assets and liabilities, $43,889.

As of March 31, 2023, and December 31, 2022, we had investments of $198,456,897 and $196,226,283 held in the Trust Account, respectively. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes paid and deferred underwriting commissions) to complete our initial Business Combination. We may withdraw interest to pay taxes. During the three months ended March 31, 2023 and the year ended December 31, 2022, we did not withdraw any interest earned on the Trust Account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2023 and December 31, 2022, we had cash of $363,113 and $627,628 outside of the Trust Account, respectively. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial Business Combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in FASB ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The Company has until June 7, 2023, 18 months from the closing of the IPO, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by the specified period. If a Business Combination is not consummated by June 7, 2023 and the Company decides not to extend the period of time to consummate a Business Combination, there will be a mandatory liquidation and subsequent dissolution.

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

Off-Balance Sheet Financing Arrangements

On March 31, 2023, we did not have any obligations, assets or liabilities that would be considered off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Class A Ordinary Shares Subject to Possible Redemption

Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2023 and December 31, 2022, 18,975,000 shares of Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

Net Income Per Ordinary Share

Basic income per ordinary share is computed by dividing net income applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period. Consistent with ASC 480, ordinary shares subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class method, have been excluded from the calculation of income per ordinary share for the three month period ended March 31, 2023 and the period from March 26, 2021 (inception) to December 31, 2022. Such shares, if redeemed, only participate in their pro rata share of trust earnings. Diluted income per share includes the incremental number of ordinary shares to be issued to settle warrants, as calculated using the treasury method. For the period from December 31, 2022 to March 31, 2023, the Company did not have any dilutive warrants, securities or other contracts that could potentially, be exercised or converted into ordinary shares. As a result, diluted income per ordinary share is the same as basic income per ordinary share for all periods presented.

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

Factors that could cause our business, prospects, results of operations or financial condition to differ materially from the descriptions provided in this report include the risk factors described in our Annual Report on Form 10-K, filed with the SEC on March 31, 2023. In addition, the following risk factor could also have such an effect.

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

Date: May 12, 2023	BLUE OCEAN ACQUISITION CORP

	By:	/s/ Richard Leggett
	Name:	Richard Leggett
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Matt Lasov
	Name:	Matt Lasov
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)