Form 10-Q
period 2023-06-30
Blue Ocean Acquisition Corp
filed 2023-08-11
CIK 1856961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of August 11, 2023, there were 18,975,000 Class A ordinary shares and 4,743,750 Class B ordinary shares of the registrant issued and outstanding.

BLUE OCEAN ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements

BLUE OCEAN ACQUISITION CORP

CONDENSED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current Assets:
Cash	$425,374	$627,628
Prepaid expenses and other assets	150,024	236,042
Interest receivable	831,318	—
Total current assets	1,406,716	863,670
Non-current assets
Marketable securities held in trust account	199,943,765	196,226,283
Total assets	$201,350,481	$197,089,953
Liabilities and Shareholders’ Deficit
Current Liabilities:
Accounts payable and accrued expenses	$2,485,238	$576,727
Accounts Payable – Related Party	170,000	110,000
Promissory Note, Convertible – Related Party	350,000	—
Total current liabilities	3,005,238	686,727
Accrued offering costs, non-current	806,823	806,823
Warrant liabilities	806,509	1,403,438
Deferred underwriting fee payable	6,641,250	6,641,250
Total liabilities	11,259,820	9,538,238
Commitments
Class A ordinary shares subject to possible redemption; 18,975,000 shares issued and outstanding at redemption value of $10.54 and $10.34 as of June 30, 2023 and December 31, 2022, respectively	199,943,765	196,226,283
Shareholders’ Deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none outstanding	—	—
Class A ordinary shares, $0.0001 Par Value; 200,000,000 shares authorized; no shares issued or outstanding (excluding 18,975,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 Par Value; 20,000,000 shares authorized; 4,718,750 and 4,743,750 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	472	474
Additional paid-in capital		—
Accumulated deficit	(9,853,576)	(8,675,042)
Total shareholders’ deficit	(9,853,104)	(8,674,568)
Total Liabilities and Shareholders’ Deficit	$201,350,481	$197,089,953

The accompanying notes are an integral part of the unaudited condensed financial statements.

BLUE OCEAN ACQUISITION CORP

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For The Three Months Ended June 30, 2023	For The Six Months Ended June 30, 2023	For The Three Months Ended June 30, 2022	For The Six Months Ended June 30, 2022
General and administrative expenses	2,298,234	2,606,637	$318,309	692,046
Loss from operations	(2,298,234)	(2,606,637)	(318,309)	(692,046)

Other Income (expense):
Interest earned on marketable securities held in Trust Account	1,740,574	3,878,696	108,518	168,925
Unrealized gain or (loss) on marketable securities held in Trust Account	577,612	670,104	41,150	(65,543)
Change in fair value of warrant liabilities	879,488	596,929	3,842,119	10,298,516
Net income	899,440	2,539,092	$3,673,478	$9,709,852
Weighted average shares outstanding of Class A redeemable ordinary shares	18,975,000	18,975,000	18,975,000	$18,975,000
Basic and diluted net income per ordinary share, Class A redeemable ordinary shares	0.04	0.11	$0.15	$0.41
Weighted average shares outstanding of Class B ordinary shares non-redeemable shares	4,736,058	4,739,861	4,743,750	$4,743,750
Basic and diluted net income per ordinary share, Class B ordinary shares non-redeemable shares	0.04	0.11	$0.15	$0.41

The accompanying notes are an integral part of the unaudited condensed financial statements.

BLUE OCEAN ACQUISITION CORP

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT FOR THE

SIX MONTHS ENDED JUNE 30, 2023

	Class B Ordinary shares		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2022	4,743,750	$474	—	$(8,675,042)	$(8,674,568)
Accretion of Class A ordinary shares to redemption value	—	—	—	(2,230,614)	(2,230,614)
Net Income	—	—	—	1,639,651	1,639,651
Balance – March 31, 2023	4,743,750	$474	$—	$(9,266,005)	$(9,265,531)
Accretion of Class A ordinary shares to redemption value	—	—	—	(1,486,868)	(1,486,868)
Net Income	—	—	—	899,440	899,440
Repurchase of Class B ordinary shares	(25,000)	(2)	—	(143)	(145)
Balance – June 30, 2023	4,718,750	$472	$—	$(9,853,576)	$(9,853,104)

BLUE OCEAN ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT FOR THE

SIX MONTHS ENDED JUNE 30, 2022

	Class B Ordinary shares		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2021	4,743,750	$474	$—	$(18,652,465)	$(18,651,991)
Net Income	—	—	—	6,036,374	6,036,374
Balance – March 31, 2022	4,743,750	$474	$—	$(12,616,091)	$(12,615,617)
Accretion of Class A ordinary shares to redemption value	—	—	—	(108,315)	(108,315)
Net Income	—	—	—	3,673,478	3,673,478
Balance – June 30, 2022	4,743,750	$474	$—	$(9,050,928)	$(9,050,454)

The accompanying notes are an integral part of the unaudited condensed financial statements.

BLUE OCEAN ACQUISITION CORP

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For The Six Months Ended June 30,
	2023	2022
Cash Flow from Operating Activities:
Net income	$2,539,092	$9,709,852
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(3,878,696)	(168,925)
Unrealized (gain) loss on marketable securities held in Trust Account	(670,104)	65,543
Change in fair value of warrant liabilities	(596,929)	(10,298,516)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	86,018	(14,874)
Other assets, non-current	—	128,750
Accounts payable and accrued expenses, current	1,908,365	(120,737)
Accrued expenses, non-current	—	357,336
Accounts Payable – Related Party	60,000	50,000
Net cash used in operating activities	(552,254)	(291,571)
Cash flows provided by (used in) financing activities:
Proceeds from convertible promissory note payable	350,000	—
Payment of offering costs	—	(11,105)
Net cash provided by (used in) financing activities	350,000	(11,105)
Net change in cash	(202,254)	(302,676)
Cash at the beginning of the period	627,628	1,050,670
Cash at the end of the period	$425,374	$747,994
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Deferred underwriting fee payable	$6,641,250	$6,641,250
Accretion of ordinary shares subject to redemption	$3,717,482	$—

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

On June 6, 2023, the Company entered into an agreement and plan of merger (the “Merger Agreement”) with The News Lens Co., Ltd., a Cayman Islands exempted company (“TNL”), and TNL Mediagene, a Cayman Islands exempted company and wholly owned subsidiary of TNL (“Merger Sub”). On the terms and subject to the conditions set forth in the Merger Agreement, the parties thereto will enter into a business combination transaction pursuant to which, among other things, Merger Sub will merge with and into the Company, with the Company surviving the Merger as a wholly owned subsidiary of TNL (the “Merger”).

As of June 30, 2023, the Company had not yet commenced any operations. All activity through June 30, 2023, relates to the Company’s formation and the initial public offering (the “Public Offering”) which is described below, and subsequent to the Public Offering, identifying a target for a Business Combination, including the negotiation of the Merger Agreement. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Public Offering. The Company has selected December 31 as its fiscal year end.

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

If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of applicable law.

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

Business Combination

On June 6, 2023, the Company entered into an agreement and plan of merger (the “Merger Agreement”) with The News Lens Co., Ltd., a Cayman Islands exempted company (“TNL”), and TNL Mediagene, a Cayman Islands exempted company and wholly owned subsidiary of TNL (“Merger Sub”). On the terms and subject to the conditions set forth in the Merger Agreement, the parties thereto will enter into a business combination transaction pursuant to which, among other things, Merger Sub will merge with and into the Company, with the Company surviving the Merger as a wholly owned subsidiary of TNL (the “Merger”).

At the closing of the Transactions (the “Closing”), by virtue of the Merger, the outstanding shares and warrants will be canceled and converted into the right to receive equivalent shares and warrants of TNL, and TNL is expected to be the publicly traded company with its ordinary shares and warrants listed on The Nasdaq Stock Market LLC (“Nasdaq”).

The Merger Agreement and related agreements are further described in the Form 8-K filed by the Company on June 6, 2023.

Liquidity, Capital Resources and Going Concern

As of June 30, 2023, and December 31, 2022, the Company had approximately $425,374 and $627,628 in its operating bank account, respectively, and working capital deficiency of approximately $1,598,522 as of June 30, 2023.

The Company’s liquidity needs to date have been satisfied through a payment of $25,000 from the Sponsor to purchase the Founder Shares, the loan from the Sponsor under the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account of $2.2 million. The Company repaid the Note in full on December 6, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of June 30, 2023 and December 31, 2022, there were no amounts outstanding under any Working Capital Loans.

Additionally, on June 20, 2023, the Company entered into a Promissory Note (as defined in Note 5) with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of up to $1,500,000. The Promissory Note is payable on the earlier of the date on which the Company consummates a Business Combination or June 7, 2024. Upon the consummation of the Business Combination, the Sponsor will have the option, but not the obligation, to convert the entire principal balance of the Promissory Note, in whole or in part, into private placement warrants of the post-business combination entity at a price of $1.00 per warrant. The terms of such private placement warrants (if issued) will be identical to the terms of the private placement warrants issued by the Company in connection with the IPO. The Promissory Note is subject to customary events of default, the occurrence of any of which automatically triggers the unpaid principal and interest balance of the Promissory Note and all other sums payable with regard to the Sponsor Note becoming immediately due and payable. As of June 30, 2023 and December 31, 2022, the outstanding principal balance under the Note amounted to an aggregate of $350,000 and $0, respectively.

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

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The Company has until September 7, 2023, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by the specified period. If a Business Combination is not consummated by September 7, 2023, and the Company decides not to extend the period of time to consummate a Business Combination, there will be a mandatory liquidation and subsequent dissolution.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Current Report on Form 10-K, as filed with the SEC on March 31, 2023.  The interim results for the six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods.

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

Marketable Securities Held in Trust Account

At June 30, 2023 and December 31, 2022, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities or funds which invest total assets in cash, US Treasury bills, notes and other obligations issued or guaranteed as to principal and interest by the U.S. Treasury.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $425,374 and $627,628 in cash held in its operating account as of June 30, 2023 and December 31, 2022, respectively. The Company did not have any cash equivalents as of June 30, 2023 and December 31, 2022.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

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

Class A Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. Accordingly, as of June 30, 2023 and December 31, 2022, the Class A ordinary shares subject to possible redemption in the amounts of $199,943,765 and $196,226,283, respectively, are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

As of June 30, 2023 and December 31, 2022, the amount of Class A ordinary shares reflected on the balance sheet are reconciled in the following table:

Class A ordinary shares subject to possible redemption as of December 31, 2022	$196,226,283
Plus
Adjust carrying value to initial redemption value	2,230,614
Class A ordinary shares subject to possible redemption as of March 31, 2023	$198,456,897
Adjust carrying value to initial redemption value	1,486,868
Class A ordinary shares subject to possible redemption as of June 30, 2023	$199,943,765

Net Income Per Ordinary Share

Basic income per ordinary share is computed by dividing net income applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period. Consistent with ASC 480, ordinary shares subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class method, have been excluded from the calculation of income per ordinary share for the six months ended June 30, 2023. Such shares, if redeemed, only participate in their pro rata share of trust earnings. Diluted income per share includes the incremental number of ordinary shares to be issued to settle warrants, as calculated for the six months ended June 30, 2023. The Company did not have any dilutive warrants, securities or other contracts that could potentially be exercised or converted into ordinary shares. As a result, diluted income per ordinary share is the same as basic income per ordinary share for all periods presented.

A reconciliation of net income per ordinary share is as follows:

	For the Three Months ended June 30, 2023		For the Three Months ended June 30, 2022
	Class A	Class B	Class A	Class B
EPS
Numerator: Net Income
Allocation of net income	$719,552	$179,888	$2,938,783	$734,696
Denominator: Weighted Average share
Basic and diluted weighted average shares outstanding	18,975,000	4,736,058	18,975,000	4,743,750
Basic and diluted net income per ordinary share	$0.04	$0.04	$0.15	$0.15

	For the Six Months ended June 30, 2023		For the Six Months ended June 30, 2022
	Class A	Class B	Class A	Class B
EPS
Numerator: Net Income
Allocation of net income	$2,031,274	$507,818	$7,767,882	$1,941,970
Denominator: Weighted Average share
Basic and diluted weighted average shares outstanding	18,975,000	4,739,861	18,975,000	4,743,750
Basic and diluted net income per ordinary share	$0.11	$0.11	$0.41	$0.41

Stock Compensation Expense

The Company accounts for stock-based compensation expense in accordance with ASC 718, “Compensation - Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date and recognized over the requisite service period. To the extent a stock-based award is subject to a performance condition, the amount of expense recorded in a given period, if any, reflects an assessment of the probability of achieving such performance condition, with compensation recognized once the event is deemed probable to occur. Forfeitures are recognized as incurred. The Company has not recognized any stock-based compensation expense during the six months ended June 30, 2023, and the period from inception to December 31, 2022.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into warrants at a price of $1.00 per warrant. The warrants will be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. There are no Working Capital Loans outstanding as of June 30, 2023 and December 31, 2022.

Working Capital –Promissory Note

On June 20, 2023, the Company issued an unsecured promissory note (the “Note”) to the Sponsor for borrowings from time to time of up to an aggregate of $1,500,000 which may be drawn by the Company to finance costs incurred in connection with a potential initial business combination and for working capital purposes and/or to finance monthly deposits into the Trust Account for each public share that is not redeemed in connection with the extension of the Company’s termination date from September 7, 2023 to June 7, 2024. The Note is interest bearing and is payable on the earlier of (i) June 7, 2024; (ii) the date on which the Company consummates a Business Combination or (iii) the Company liquidates the Trust Account upon the failure to consummate an initial business combination within the requisite time period. Upon consummation of the Company’s initial business combination, the Note may be converted, at the Sponsor’s discretion, into private placement warrants at a price of $1.00 per warrant. The warrants will be identical to the Private Placement Warrants. As of June 30, 2023 and December 31, 2022, the outstanding principal balance under the Note amounted to an aggregate of $350,000 and $0, respectively.

Administrative Support Agreement

On December 2, 2021, the Company entered into an administrative support agreement pursuant to which, until the Company’s initial business combination or liquidation, the Company may reimburse an affiliate of the Sponsor up to an amount of $10,000 per month for office space and secretarial and administrative support (the “Administrative Support Agreement”). As of June 30, 2023 and December 31, 2022, there have been $170,000 and $110,000 in charges, respectively, $18,000 of which have been reimbursed.

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

Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00.

Once the warrants become exercisable, the Company may redeem the Warrants for redemption:

●	in whole and not in part;

●	at a price of $0.01 per Public Warrant;

●	upon not less than 30 days’ prior written notice of redemption to each warrant holder and

●	if, and only if, the reported last sale price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described) for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders.

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

Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00.

Once the Warrants become exercisable, the Company may redeem the Warrants for redemption:

●	in whole and not in part;

●	at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to the table based on the redemption date and the “fair market value” of our Class A ordinary shares;

●	if, and only if, the Reference Value (as defined above under “Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00”) equals or exceeds $10.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant); and

●	if the Reference Value is less than $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant), the Private Placement Warrants must also concurrently be called for redemption on the same terms as the outstanding Public Warrants, as described above.

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

NOTE 8. SHAREHOLDERS’ DEFICIT

Preferred Shares-The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred shares. On June 30, 2023 and December 31, 2022, there were no preferred shares issued or outstanding.

Class A Ordinary shares-The Company is authorized to issue up to 200,000,000 shares of Class A, $0.0001 par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share.

Class B Ordinary shares-The Company is authorized to issue up to 20,000,000 shares of Class B, $0.0001 par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. On December 2, 2021, the Company effected a share capitalization of an additional 431,250 Class B ordinary shares, resulting in an aggregate of 4,718,750 Class B ordinary shares outstanding, after giving effect to the repurchase by the Sponsor of 25,000 Class B ordinary shares from Dale Mathias upon her resignation from the Board. All share and per-share amounts have been retroactively restated to reflect the share capitalization.

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

Pursuant to and concurrently with the Public Offering, the Company sold 18,975,000 Units. At June 30, 2023 and December 31, 2022, there were no Class A ordinary shares issued and outstanding, excluding 18,975,000 Class A ordinary shares subject to possible redemption (see Note 2), and 4,718,750 and 4,743,750, respectively or Class B ordinary shares issued and outstanding.

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis on June 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	June 30, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Marketable securities held in Trust Account	$199,943,765	$199,943,765	$—	$—
Liabilities:
Warrant liabilities – Public Warrants	$408,911	$—	$408,911	$—
Warrant liabilities – Private Placement Warrants	$397,598	$—	$—	$397,598

	December 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Marketable securities held in Trust Account	$196,226,283	$196,226,283	$—	$—
Liabilities:
Warrant liabilities – Public Warrants	$711,563	$—	$711,563	$—
Warrant liabilities – Private Placement Warrants	$691,875	$—	$—	$691,875

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

The Private Placement Warrants were valued using a Black-Scholes option pricing model, which is considered to be a Level 3 fair value measurement. The key inputs into the Black-Scholes option pricing model for the Private Placement Warrants were as follows as of June 30, 2023:

Input	June 30, 2023	December 31, 2022
Risk-free interest rate	—	—
Expected term (years)	4.44	5.20
Expected volatility	—	—
Exercise price	$11.50	$11.50
Fair value of Class A ordinary shares	$10.57	$10.28

The Company’s use of the Black-Scholes option pricing model required the use of subjective assumptions:

●	The risk-free interest rate assumption was based on the U.S. Treasury Constant Maturity rate for the expected term of the warrants.

●	The expected term was determined utilizing a probability weighted term input to be consistent with the stock price and volatility inputs which are reflective of the probability of successful merger.

●	The expected volatility assumption was based on the implied volatility solved by calibrating the warrant value output from a Binomial Lattice based model to the publicly observed, traded price on each valuation date. An increase in the expected volatility, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.

●	The fair value of one Class A ordinary share is the publicly-traded stock price.

The following table presents the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value:

Fair value as of December 31, 2022	$12,629,625
Transfer of Public Warrants to Level 1 measurement	(6,356,625)
Change in fair value	(3,228,750)
Fair value as of March 31, 2022	$3,044,250
Change in fair value	(1,845,000)
Fair value as of June 30, 2022	$1,199,250
Change in fair value	(184,500)
Fair value as of September 30, 2022	$1,014,750
Change in fair value	(322,875)
Fair value as of December 31, 2022	$691,875
Change in fair value	139,298
Fair value as of March 31, 2023	$831,173
Change in fair value	(433,575)
Fair value as of June 30, 2023	$397,598

NOTE 10. SUBSEQUENT EVENTS

Management of the Company evaluated events that have occurred after the balance sheet date through the date the financial statements were issued. Based upon this review, other than below, management did not identify any recognized or unrecognized subsequent events that would have required adjustment or disclosure in the financial statements.

On August 1, 2023, the Company filed a proxy statement seeking shareholder approval to (i) amend the Company’s Amended and Restated Memorandum and Articles of Association in order to (i) extend the date by which the Company must consummate its initial business combination, cease its operations and redeem all of its Class A ordinary shares (the “Extension Amendment Proposal”), (ii) amend the Company’s Amended and Restated Memorandum and Articles of Association in order to permit for the issuance of Class A ordinary shares to holders of Class B ordinary shares upon the exercise of the right of a holder of the Company’s Class B ordinary shares to convert such holder’s Class B ordinary shares into Class A ordinary shares on a one-for-one basis at any time and from time to time prior to the closing of a business combination at the election of the holder (“Founder Share Amendment Proposal”), and(iii) to eliminate the limitation that the Company may not redeem public shares in an amount that would cause the Company’s net tangible assets to be less than $5,000,001 (the “Redemption Limitation”), and (iv) to re-appoint by way of ordinary resolution by the holders of Class B ordinary shares, each of Norman Pearlstine and Sean Glodek to the Board, to serve until the third annual general meeting of shareholders following the extraordinary general meeting or until his successor is elected and qualified (the “Director Appointment Proposal”), (v) ratify the selection of the audit committee of the Board of Marcum LLP to serve as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2023 (the “Auditor Ratification Proposal”), and (vi) approve the adjournment of the extraordinary general meeting to a later date or dates, if necessary, to (1) permit further solicitation and vote of proxies in the event that there are insufficient votes for, or otherwise in connection with, the approval of the Extension Amendment Proposal and Founder Share Amendment Proposal and (2) if the Board determines before the extraordinary general meeting that it is not necessary or no longer desirable to proceed with the other proposals.

On August 3, 2023, the Company issued an unsecured promissory note to TNL with a principal amount equal to $400,000 (the “TNL Working Capital Note”). The TNL Working Capital Note is a non-interest bearing, unsecured promissory note that will not be repaid in the event that the Merger agreement is terminated prior to the Business Combination. The TNL Working Capital Note will be paid on the date on which the Company consummates the transactions contemplated by the Merger Agreement. The following shall constitute an event of default under the TNL Working Capital Note: (i) a failure to pay the principal within five business days of the maturity date and (ii) the commencement of a voluntary or involuntary bankruptcy action.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements contained in this Quarterly Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 30, 2023 and under the heading “Item 1A. Risk Factors” of this Quarterly Report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities.

On June 6, 2023, we entered into an agreement and plan of merger (the “Merger Agreement”) with The News Lens Co., Ltd., a Cayman Islands exempted company (“TNL”), and TNL Mediagene, a Cayman Islands exempted company and wholly owned subsidiary of TNL (“Merger Sub”). On the terms and subject to the conditions set forth in the Merger Agreement, the parties thereto will enter into a business combination transaction (the “Business Combination” and together with the other transactions contemplated by the Merger Agreement, the “Transactions”), pursuant to which, among other things, Merger Sub will merge with and into us, with us surviving the Merger as a wholly owned subsidiary of TNL (the “Merger”).

At the closing of the Transactions (the “Closing”), by virtue of the Merger, our outstanding shares and warrants will be canceled and converted into the right to receive equivalent shares and warrants of TNL, and TNL is expected to be the publicly traded company with its ordinary shares and warrants listed on The Nasdaq Stock Market LLC (“Nasdaq”).

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

As of June 30, 2023 and December 31, 2022, we had cash of approximately $425,374 and $627,628 respectively. As of June 30, 2023 we had a working capital deficit of approximately $1,598,522 and positive working capital of approximately $176,944, as of December 31, 2022. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete a business combination will be successful.

Results of Operations

We did not commence operations until after the closing of our Public Offering in December 2021, and as of June 30, 2023, we have not engaged in any significant operations nor generated any operating revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of interest income on cash and cash equivalents. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. We have incurred and expect to continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2023, we had net income of $899,440, which was impacted by interest earned on marketable securities held in the Trust Account of $1,740,574, change in fair value of warrant liability of $879,488, unrealized gain on marketable securities held in the Trust Account of $577,612, and a loss from operations of $2,298,234.

For the six months ended June 30, 2023, we had net income of $2,539,092 which was impacted by interest earned on marketable securities held in the trust account of $3,878,696, change in fair value of warrant liability of $596,929, unrealized gain on marketable securities held in the trust account of $670,104, and a loss from operations of $2,606,637.

For the three months ended June 30, 2022, we had net income of $3,673,478, which was impacted by interest earned on marketable securities held in the Trust Account of $108,518, change in fair value of warrant liability of $3,842,119, unrealized gain on marketable securities held in the Trust Account of $41,150, and a loss from operations of $318,309.

For the six months ended June 30, 2022, we had net income of $9,709,852, which was impacted by interest earned on marketable securities held in the Trust Account of $168,925, change in fair value of warrant liability of $10,298,516, unrealized loss on marketable securities held in the Trust Account of $65,543 and a loss from operations of $692,046.

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

For the six months ended June 30, 2023, cash used in operating activities was $552,254. Net income of $2,539,092 was impacted by interest earned on marketable securities held in the Trust Account of $3,878,696, change in fair value of warrant liability of $596,929, unrealized gain on marketable securities held in the Trust Account of $670,104, and changes in operating assets and liabilities, $2,054,383.

As of June 30, 2023, and December 31, 2022, we had investments of $199,943,765 and $196,226,283 held in the Trust Account, respectively. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes paid and deferred underwriting commissions) to complete our initial Business Combination. We may withdraw interest to pay taxes. During the six months ended June 30, 2023 and the year ended December 31, 2022, we did not withdraw any interest earned on the Trust Account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2023 and December 31, 2022, we had cash of $425,374 and $627,628 outside of the Trust Account, respectively. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial Business Combination.

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

On June 20, 2023, the Company entered into a Promissory Note (as defined in Note 5) with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of up to $1,500,000. The Promissory Note is payable on the earlier of the date on which the Company consummates a Business Combination or June 7, 2024. Upon the consummation of the Business Combination, the Sponsor will have the option, but not the obligation, to convert the entire principal balance of the Promissory Note, in whole or in part, into private placement warrants of the post-business combination entity at a price of $1.00 per warrant. The terms of such private placement warrants (if issued) will be identical to the terms of the private placement warrants issued by the Company in connection with the IPO. The Promissory Note is subject to customary events of default, the occurrence of any of which automatically triggers the unpaid principal and interest balance of the Promissory Note and all other sums payable with regard to the Sponsor Note becoming immediately due and payable. As of June 30, 2023 and December 31, 2022, the outstanding principal balance under the Note amounted to an aggregate of $350,000 and $0, respectively.

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

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in FASB ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The Company has until September 7, 2023, 21 months from the closing of the IPO, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by the specified period. If a Business Combination is not consummated by September 7, 2023 and the Company decides not to extend the period of time to consummate a Business Combination, there will be a mandatory liquidation and subsequent dissolution.

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

Off-Balance Sheet Financing Arrangements

On June 30, 2023, we did not have any obligations, assets or liabilities that would be considered off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Class A Ordinary Shares Subject to Possible Redemption

Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2023 and December 31, 2022, 18,975,000 shares of Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

Net Income Per Ordinary Share

Basic income per ordinary share is computed by dividing net income applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period. Consistent with ASC 480, ordinary shares subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class method, have been excluded from the calculation of income per ordinary share for the six month period ended June 30, 2023 and the period from March 26, 2021 (inception) to December 31, 2022. Such shares, if redeemed, only participate in their pro rata share of trust earnings. Diluted income per share includes the incremental number of ordinary shares to be issued to settle warrants, as calculated using the treasury method. For the period from December 31, 2022 to June 30, 2023, the Company did not have any dilutive warrants, securities or other contracts that could potentially, be exercised or converted into ordinary shares. As a result, diluted income per ordinary share is the same as basic income per ordinary share for all periods presented.

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

Failure to complete the Transactions could negatively impact the Company.

If the Transactions are not completed for any reason, there may be various adverse consequences and we may experience negative reactions from the financial markets. Additionally, if the Merger Agreement is terminated, the market price of our securities could decline to the extent that current market prices reflect a market assumption that the Transactions will be beneficial and will be completed. We also could be subject to litigation related to any failure to complete the Transactions or to perform our obligations under the Merger Agreement.

The Transactions may be more difficult, costly, or time-consuming than expected, and we may not realize the anticipated benefits of the Transactions.

To realize the anticipated benefits from the Transactions, we must successfully integrate and combine our business with that of TNL Mediagene. If we are not able to successfully achieve these objectives, the anticipated benefits of the Transactions may not be realized fully or at all or may take longer to realize than expected. In addition, the actual benefits of the Transactions could be less than anticipated, and integration may result in additional unforeseen expenses. In addition, we and TNL Mediagene have operated and, until the completion of the Transactions, must continue to operate, independently. It is possible that the integration process could result in the loss of one or more key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures, and policies that adversely affect each company’s ability to achieve the anticipated benefits of the Transactions. Integration efforts between the companies may also divert management attention and resources. These integration matters could have an adverse effect on the Company during this transition period and for an undetermined period after completion of the Transactions.

Item 2. Unregistered Sales of Equity Securities.

None.

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.4	Amended and Restated Memorandum and Articles of Association (3)
2.1	Agreement and Plan of Merger, dated as of June 6, 2023, among The News Lens Co., Ltd., TNL Mediagene and Blue Ocean Acquisition Corp (5)
4.1	Specimen Unit Certificate (2)
4.2	Specimen Ordinary Share Certificate (2)
4.3	Specimen Warrant Certificate (2)
4.4	Warrant Agreement, dated December 2, 2021, among the Registrant and Continental Stock Transfer & Trust Company, as warrant agent (3)
10.1	Letter Agreement dated December 2, 2021, among the Registrant, Blue Ocean Sponsor LLC, Apollo SPAC Fund I, L.P., and the Registrant’s officers and directors (3)
10.3	Investment Management Trust Agreement dated December 2, 2021, between the Registrant and Continental Stock Transfer & Trust Company, as trustee (3)
10.4	Registration Rights Agreement, dated December 2, 2021, among the Registrant, Blue Ocean Sponsor LLC and certain other security holders named therein (3)
10.6	Private Placement Warrants Purchase Agreement, dated December 2, 2021, between the Registrant and Blue Ocean Sponsor LLC (3)
10.7	Form of Indemnity Agreement, dated December 2, 2021, between the Company and each officer and/or director (3)
10.8	Securities Subscription Agreement, dated as of April 6, 2021, between the Registrant and Blue Ocean Sponsor LLC (1)
10.9	Securities Subscription Agreement, dated as of October 28, 2021, by and among the Registrant, Blue Ocean Sponsor LLC and Apollo SPAC Fund I, L.P. (1)
10.10	Administrative Support Agreement, dated December 2, 2021, between the Registrant and Blue Ocean Sponsor LLC (3)
10.11	Consulting Agreement, dated as of October 11, 2022, between the Registrant and Richard Leggett (4)
10.12	Promissory Note, dated as of June 20, 2023, between the Company and the Sponsor. (6)

Exhibit No.	Description of Exhibit
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith
(1)	Incorporated by reference to Registration Statement on Form S-1 filed with the Securities & Exchange Commission on November 9, 2021.
(2)	Incorporated by reference to Registration Statement on Form S-1 filed with the Securities & Exchange Commission on November 19, 2021.
(3)	Incorporated by reference to Current Report on Form 8-K filed with the Securities & Exchange Commission on December 8, 2021.
(4)	Incorporated by reference to Current Report on Form 8-K filed with the Securities & Exchange Commission on October 14, 2022.
(5)	Incorporated by reference to Current Report on Form 8-K filed with the Securities & Exchange Commission on June 6, 2023.
(6)	Incorporated by reference to Current Report on Form 8-K filed with the Securities & Exchange Commission on July 19, 2023.

PART III SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 11, 2023	BLUE OCEAN ACQUISITION CORP

	By:	/s/ Richard Leggett
	Name:	Richard Leggett
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Matt Lasov
	Name:	Matt Lasov
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)