Form 10-Q
period 2023-09-30
Blue Ocean Acquisition Corp
filed 2023-11-09
CIK 1856961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 9, 2023, there were 18,975,000 Class A ordinary shares and 4,743,750 Class B ordinary shares of the registrant issued and outstanding.

BLUE OCEAN ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements

BLUE OCEAN ACQUISITION CORP

CONDENSED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current Assets:
Cash	$102,450	$627,628
Prepaid expenses and other assets	64,283	236,042
Interest receivable	359,835	—
Total current assets	526,568	863,670
Non-current assets
Marketable securities held in trust account	65,796,269	196,226,283
Total assets	$66,322,837	$197,089,953
Liabilities and Shareholders’ Deficit
Current Liabilities:
Accounts payable and accrued expenses	$2,579,157	$576,727
Accounts Payable – Related Party	200,000	110,000
Promissory Note, Convertible – Related Party	765,368	—
Promissory Note	49,982	—
Total current liabilities	3,594,507	686,727
Accrued offering costs, non-current	806,823	806,823
Warrant liabilities	1,049,772	1,403,438
Deferred underwriting fee payable	6,641,250	6,641,250
Total liabilities	12,092,352	9,538,238
Commitments
Class A ordinary shares subject to possible redemption; 6,157,215 and 18,975,000 shares issued and outstanding at redemption value of $10.69 and $10.34 as of September 30, 2023 and December 31, 2022, respectively	65,796,269	196,226,283
Shareholders’ Deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none outstanding	—	—
Class A ordinary shares, $0.0001 Par Value; 200,000,000 shares authorized; no shares issued or outstanding (excluding 6,157,215 and 18,975,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 Par Value; 20,000,000 shares authorized; 4,718,750 and 4,743,750 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	472	474
Additional paid-in capital		—
Accumulated deficit	(11,566,256)	(8,675,042)
Total shareholders’ deficit	(11,565,784)	(8,674,568)
Total Liabilities and Shareholders’ Deficit	$66,322,837	$197,089,953

The accompanying notes are an integral part of the unaudited condensed financial statements.

BLUE OCEAN ACQUISITION CORP

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For The Three Months Ended September 30, 2023	For The Three Months Ended September 30, 2022	For The Nine Months Ended September 30, 2023	For The Nine Months Ended September 30, 2022
General and administrative expenses	$932,566	$267,910	$3,539,204	$959,956
Loss from operations	(932,566)	(267,910)	(3,539,204)	(959,956)

Other income (expense):
Interest earned on marketable securities held in Trust Account	2,107,466	157,164	5,986,162	326,089
Unrealized gain on marketable securities held in Trust Account	—	782,831	670,104	717,288
Change in fair value of warrant liabilities	(243,263)	272,734	353,666	10,571,250
Interest expense	(5,368)	—	(5,368)	—
Net income	$926,269	$944,819	$3,465,360	$10,654,671
Weighted average shares outstanding of Class A redeemable ordinary shares	15,491,906	18,975,000	17,796,895	$18,975,000
Basic and diluted net income per ordinary share, Class A redeemable ordinary shares	$0.05	$0.04	$0.15	$0.45
Weighted average shares outstanding of Class B ordinary shares non-redeemable shares	4,718,750	4,743,750	4,732,721	$4,743,750
Basic and diluted net income per ordinary share, Class B ordinary shares non-redeemable shares	$0.05	$0.04	$0.15	$0.45

The accompanying notes are an integral part of the unaudited condensed financial statements.

BLUE OCEAN ACQUISITION CORP

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT FOR THE

NINE MONTHS ENDED SEPTEMBER 30, 2023

	Class B Ordinary shares		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2022	4,743,750	$474	—	$(8,675,042)	$(8,674,568)
Accretion of Class A ordinary shares to redemption value	—	—	—	(2,230,614)	(2,230,614)
Net Income	—	—	—	1,639,651	1,639,651
Balance – March 31, 2023	4,743,750	$474	$—	$(9,266,005)	$(9,265,531)
Accretion of Class A ordinary shares to redemption value	—	—	—	(1,486,868)	(1,486,868)
Net Income	—	—	—	899,440	899,440
Repurchase of Class B ordinary shares	(25,000)	(2)	—	(143)	(145)
Balance – June 30, 2023	4,718,750	$472	$—	$(9,853,576)	$(9,853,104)
Accretion of Class A ordinary shares to redemption value	—	—	—	(2,638,949)	(2,638,949)
Net Income	—	—	—	926,269	926,269
Balance – September 30, 2023	4,718,750	472	—	$(11,566,256)	$(11,565,784)

BLUE OCEAN ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT FOR THE

NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class B Ordinary shares		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2021	4,743,750	$474	$—	$(18,652,465)	$(18,651,991)
Net Income	—	—	—	6,036,374	6,036,374
Balance – March 31, 2022	4,743,750	$474	$—	$(12,616,091)	$(12,615,617)
Accretion of Class A ordinary shares to redemption value	—	—	—	(108,315)	(108,315)
Net Income	—	—	—	3,673,478	3,673,478
Balance – June 30, 2022	4,743,750	$474	$—	$(9,050,928)	$(9,050,454)
Accretion of Class A ordinary shares to redemption value	—	—	—	(939,995)	(935,995)
Net Income	—	—	—	944,819	944,819
Balance – September 30, 2022	4,743,750	$474	$—	$(9,046,104)	$(9,045,630)

The accompanying notes are an integral part of the unaudited condensed financial statements.

BLUE OCEAN ACQUISITION CORP

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For The Nine Months Ended September 30,
	2023	2022
Cash Flow from Operating Activities:
Net income	$3,465,360	$10,654,671
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(5,986,162)	(326,089)
Unrealized gain on marketable securities held in Trust Account	(670,104)	(717,288)
Change in fair value of warrant liabilities	(353,666)	(10,571,250)
Interest expense	5,368	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	171,759	7,440
Other assets, non-current	—	193,124
Accounts payable and accrued expenses, current	2,002,285	(68,645)
Accrued expenses, non-current	—	438,855
Accounts Payable – Related Party	90,000	80,000
Net cash used in operating activities	(1,275,160)	(309,182)
Cash flows from investing activities:
Cash deposited in Trust Account	(60,000)	—
Investments withdrawn from Trust Account for redemptions	136,786,445	—
Cash flows provided by investing activities	136,726,445	—
Cash flows from financing activities:
Proceeds from convertible promissory note payable	760,000	—
Proceeds from promissory note payable	49,982	—
Payment to redeeming shareholders	(136,786,445)	—
Payment of offering costs	—	(11,105)
Net cash used in financing activities	(135,976,463)	(11,105)
Net change in cash	(525,178)	(320,287)
Cash at the beginning of the period	627,628	1,050,670
Cash at the end of the period	$102,450	$730,383
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Deferred underwriting fee payable	$6,641,250	$6,641,250
Accretion of ordinary shares subject to redemption	$6,356,431	$1,048,310

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

As of September 30, 2023, the Company had not yet commenced any operations. All activity through September 30, 2023, relates to the Company’s formation and the initial public offering (the “Public Offering”) which is described below, and subsequent to the Public Offering, identifying a target for a Business Combination, including the negotiation of the Merger Agreement. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Public Offering. The Company has selected December 31 as its fiscal year end.

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

On August 29, 2023, shareholders of the Company held an extraordinary general meeting of shareholders (the “Extraordinary General Meeting”) in lieu of the 2023 annual general meeting of the shareholders of the Company. At the Extraordinary General Meeting, the Company’s shareholders approved the proposal to amend the Company’s Amended and Restated Memorandum and Articles of Association to give the Company the right to extend the date by which it has to consummate a business combination from September 7, 2023 to June 7, 2024, by depositing into the Trust Account $60,000 for each of the nine subsequent one-month extensions. In connection therewith the shareholders of record were provided the opportunity to exercise their redemption rights (the “Extension Amendment”). Holders of 12,817,785 shares of Class A ordinary shareholders exercised their right to redemption at a per share redemption price of approximately $10.67. On September 5, 2023, a total of $136,786,445 in redemption payments were made in connection with this redemption. Following the redemption, the Company had a total of 6,157,215 shares of Class A ordinary shares outstanding.

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

Liquidity, Capital Resources and Going Concern

As of September 30, 2023, and December 31, 2022, the Company had approximately $102,450 and $627,628 in its operating bank account, respectively, and working capital deficiency of approximately $3,067,939 as of September 30, 2023.

The Company’s liquidity needs to date have been satisfied through a payment of $25,000 from the Sponsor to purchase the Founder Shares, the loan from the Sponsor under the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account of $2.2 million. The Company repaid the Note in full on December 6, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of September 30, 2023 and December 31, 2022, there were no amounts outstanding under any Working Capital Loans.

Additionally, on June 20, 2023, the Company entered into a Promissory Note (as defined in Note 5) with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of up to $1,500,000. The Promissory Note is payable on the earlier of the date on which the Company consummates a Business Combination or June 7, 2024. Upon the consummation of the Business Combination, the Sponsor will have the option, but not the obligation, to convert the entire principal balance of the Promissory Note, in whole or in part, into private placement warrants of the post-business combination entity at a price of $1.00 per warrant. The terms of such private placement warrants (if issued) will be identical to the terms of the private placement warrants issued by the Company in connection with the IPO. The Promissory Note is subject to customary events of default, the occurrence of any of which automatically triggers the unpaid principal and interest balance of the Promissory Note and all other sums payable with regard to the Sponsor Note becoming immediately due and payable. As of September 30, 2023 the outstanding principal balance under the Note amounted to an aggregate of $760,000.

On August 3, 2023, the Company issued an unsecured promissory note to TNL with a principal amount equal to $400,000 (the “TNL Working Capital Note”). The TNL Working Capital Note is a non-interest bearing, unsecured promissory note that will not be repaid in the event that the Merger agreement is terminated prior to the Business Combination. The TNL Working Capital Note will be paid on the date on which the Company consummates the transactions contemplated by the Merger Agreement. The TNL Working Capital Notes is subject to events of default, the occurrence of any of which automatically triggers the unpaid principal and interest balance of the Promissory Note and all other sums payable with regard to the Sponsor Note becoming immediately due and payable. As of September 30, 2023, the outstanding principal balance under the Note amounted to an aggregate of $49,982.

In accordance with the Extension Amendment, on September 6, 2023, October 2, 2023, and November 1, 2023 the Company deposited $60,000 into the Trust Account in order to effect the first three subsequent one month extensions, which extended the deadline to consummate the Business Combination to December 7, 2023.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity from TNL, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the consummation of a Business Combination. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The Company has until June 7, 2024, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by the specified period. If a Business Combination is not consummated by June 7, 2024, and the Company decides not to extend the period of time to consummate a Business Combination, there will be a mandatory liquidation and subsequent dissolution.

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

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic, rising interest rates, inflation the Russia-Ukraine war and the conflict in Israel and Palestine on the industry and has concluded that while it is reasonably possible that any of these could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. Because we may acquire a domestic corporation or engage in a transaction in which a domestic corporation becomes our parent or our affiliate and our securities trade on US stock exchange, we may become a “covered corporation” within the meaning of the IR Act. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Current Report on Form 10-K, as filed with the SEC on March 31, 2023.  The interim results for the nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods.

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

Marketable Securities Held in Trust Account

At September 30, 2023 and December 31, 2022, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities or funds which invest total assets in cash, US Treasury bills, notes and other obligations issued or guaranteed as to principal and interest by the U.S. Treasury.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $102,450 and $627,628 in cash held in its operating account as of September 30, 2023 and December 31, 2022, respectively. The Company did not have any cash equivalents as of September 30, 2023 and December 31, 2022.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

As of September 30, 2023 and December 31, 2022, the amount of Class A ordinary shares reflected on the balance sheet are reconciled in the following table:

Class A ordinary shares subject to possible redemption as of December 31, 2022	$196,226,283
Plus
Adjust carrying value to initial redemption value	2,230,614
Class A ordinary shares subject to possible redemption as of March 31, 2023	$198,456,897
Adjust carrying value to initial redemption value	1,486,868
Class A ordinary shares subject to possible redemption as of June 30, 2023	$199,943,765
Adjust carrying value to initial redemption value	2,638,949
Shares redeemed in September 2023	(136,786,445)
Class A ordinary shares subject to possible redemption as of September 30, 2023	$65,796,269

Net Income Per Ordinary Share

Basic income per ordinary share is computed by dividing net income applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period. Consistent with ASC 480, ordinary shares subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class method, have been excluded from the calculation of income per ordinary share for the nine months ended September 30, 2023. Such shares, if redeemed, only participate in their pro rata share of trust earnings. Diluted income per share includes the incremental number of ordinary shares to be issued to settle warrants, as calculated for the nine months ended September 30, 2023. The Company did not have any dilutive warrants, securities or other contracts that could potentially be exercised or converted into ordinary shares. As a result, diluted income per ordinary share is the same as basic income per ordinary share for all periods presented.

A reconciliation of net income per ordinary share is as follows:

	For the Three Months ended September 30, 2023		For the Three Months ended September 30, 2022
	Class A	Class B	Class A	Class B
EPS
Numerator: Net Income
Allocation of net income	$713,227	$213,042	$755,855	$188,964
Denominator: Weighted Average share
Basic and diluted weighted average shares outstanding	15,491,906	4,718,750	18,975,000	4,743,750
Basic and diluted net income per ordinary share	$0.05	$0.05	$0.04	$0.04

	For the Nine Months ended September 30, 2023		For the Nine Months ended September 30, 2022
	Class A	Class B	Class A	Class B
EPS
Numerator: Net Income
Allocation of net income	$2,737,634	$727,726	$8,523,737	$2,130,934
Denominator: Weighted Average share
Basic and diluted weighted average shares outstanding	17,796,895	4,732,721	18,975,000	4,743,750
Basic and diluted net income per ordinary share	$0.15	$0.15	$0.45	$0.45

Stock Compensation Expense

The Company accounts for stock-based compensation expense in accordance with ASC 718, “Compensation - Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date and recognized over the requisite service period. To the extent a stock-based award is subject to a performance condition, the amount of expense recorded in a given period, if any, reflects an assessment of the probability of achieving such performance condition, with compensation recognized once the event is deemed probable to occur. Forfeitures are recognized as incurred. The Company has not recognized any stock-based compensation expense during the nine months ended September 30, 2023, and the period from inception to December 31, 2022.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into warrants at a price of $1.00 per warrant. The warrants will be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. There are no Working Capital Loans outstanding as of September 30, 2023 and December 31, 2022.

Working Capital –Promissory Note

On June 20, 2023, the Company issued an unsecured promissory note (the “Note”) to the Sponsor for borrowings from time to time of up to an aggregate of $1,500,000 which may be drawn by the Company to finance costs incurred in connection with a potential initial business combination and for working capital purposes and/or to finance monthly deposits into the Trust Account for each public share that is not redeemed in connection with the extension of the Company’s termination date from September 7, 2023 to June 7, 2024. The Note is interest bearing and is payable on the earlier of (i) June 7, 2024; (ii) the date on which the Company consummates a Business Combination or (iii) the Company liquidates the Trust Account upon the failure to consummate an initial business combination within the requisite time period. Upon consummation of the Company’s initial business combination, the Note may be converted, at the Sponsor’s discretion, into private placement warrants at a price of $1.00 per warrant. The warrants will be identical to the Private Placement Warrants. As of September 30, 2023 the outstanding principal balance under the Note amounted to an aggregate of $760,000.

Administrative Support Agreement

On December 2, 2021, the Company entered into an administrative support agreement pursuant to which, until the Company’s initial business combination or liquidation, the Company may reimburse an affiliate of the Sponsor up to an amount of $10,000 per month for office space and secretarial and administrative support (the “Administrative Support Agreement”). As of September 30, 2023 and December 31, 2022, there have been $200,000 and $120,000 in charges incurred, respectively, $10,000 of which have been reimbursed.

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

NOTE 8. SHAREHOLDERS’ DEFICIT

Preferred Shares-The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred shares. On September 30, 2023 and December 31, 2022, there were no preferred shares issued or outstanding.

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

Pursuant to and concurrently with the Public Offering, the Company sold 18,975,000 Units. In connection with Extraordinary General Meeting, the shareholders of record were provided the opportunity to exercise their redemption rights. Holders of 12,817,785 shares of Class A ordinary shareholders exercised their right to redemption. Following the redemption, the Company had a total of 6,157,215 shares of Class A ordinary shares outstanding.

At September 30, 2023 and December 31, 2022, there were no Class A ordinary shares issued and outstanding, excluding 6,157,215 and 18,975,000 of Class A ordinary shares subject to possible redemption (see Note 2), and 4,718,750 and 4,743,750, respectively of Class B ordinary shares issued and outstanding.

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis on September 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	September 30, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Marketable securities held in Trust Account	$65,796,269	$65,796,269	$—	$—
Liabilities:
Warrant liabilities – Public Warrants	$532,249	$—	$532,249	$—
Warrant liabilities – Private Placement Warrants	$517,523	$—	$—	$517,523

	December 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Marketable securities held in Trust Account	$196,226,283	$196,226,283	$—	$—
Liabilities:
Warrant liabilities – Public Warrants	$711,563	$—	$711,563	$—
Warrant liabilities – Private Placement Warrants	$691,875	$—	$—	$691,875

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

The Private Placement Warrants were valued using a Black-Scholes option pricing model, which is considered to be a Level 3 fair value measurement. The key inputs into the Black-Scholes option pricing model for the Private Placement Warrants were as follows as of September 30, 2023:

Input	September 30, 2023	December 31, 2022
Risk-free interest rate	—	—
Expected term (years)	4.94	5.20
Expected volatility	—	—
Exercise price	$11.50	$11.50
Fair value of Class A ordinary shares	$10.72	$10.28

The Company’s use of the Black-Scholes option pricing model required the use of subjective assumptions:

●	The risk-free interest rate assumption was based on the U.S. Treasury Constant Maturity rate for the expected term of the warrants.

●	The expected term was determined utilizing a probability weighted term input to be consistent with the stock price and volatility inputs which are reflective of the probability of successful merger.

●	The expected volatility assumption was based on the implied volatility solved by calibrating the warrant value output from a Binomial Lattice based model to the publicly observed, traded price on each valuation date. An increase in the expected volatility, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.

●	The fair value of one Class A ordinary share is the publicly-traded stock price.

The following table presents the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value:

Fair value as of January 1, 2022	$12,629,625
Transfer of Public Warrants to Level 1 measurement	(6,356,625)
Change in fair value	(3,228,750)
Fair value as of March 31, 2022	$3,044,250
Change in fair value	(1,845,000)
Fair value as of June 30, 2022	$1,199,250
Change in fair value	(184,500)
Fair value as of September 30, 2022	$1,014,750
Change in fair value	(322,875)
Fair value as of December 31, 2022	$691,875
Change in fair value	139,298
Fair value as of March 31, 2023	$831,173
Change in fair value	(433,575)
Fair value as of June 30, 2023	397,598
Change in fair value	119,925
Fair value as of September 30, 2023	$517,523

NOTE 10. SUBSEQUENT EVENTS

Management of the Company evaluated events that have occurred after the balance sheet date through the date the financial statements were issued. Based upon this review, management did not identify any recognized or unrecognized subsequent events that would have required adjustment or disclosure in the financial statements.

In accordance with the Extension Amendment, on October 2, 2023, and November 1, 2023 the Company deposited $60,000 into the Trust Account in order to effect the additional one-month extensions, which extended the deadline to consummate the Business Combination to December 7, 2023

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

As of September 30, 2023 and December 31, 2022, we had cash of approximately $102,450 and $627,628 respectively. As of September 30, 2023 we had a working capital deficit of approximately $3,067,939 and positive working capital of approximately $176,944, as of December 31, 2022. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete a business combination will be successful.

Results of Operations

We did not commence operations until after the closing of our Public Offering in December 2021, and as of September 30, 2023, we have not engaged in any significant operations nor generated any operating revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of interest income on cash and cash equivalents. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. We have incurred and expect to continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2023, we had net income of $926,269 which was impacted by interest earned on marketable securities held in the Trust Account of $2,107,466, offset by change in fair value of warrant liability of $243,263, interest expense of $5,368 and a loss from operations of $932,566.

For the nine months ended September 30, 2023, we had net income of $3,465,360 which was impacted by interest earned on marketable securities held in the trust account of $5,986,162, change in fair value of warrant liability of $353,666, unrealized gain on marketable securities held in the trust account of $670,104, interest expense of $5,368 and a loss from operations of $3,539,204.

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

For the nine months ended September 30, 2023, cash used in operating activities was $1,275,160. Net income of $3,465,360 was impacted by interest earned on marketable securities held in the Trust Account of $5,986,162, change in fair value of warrant liability of $353,666, unrealized gain on marketable securities held in the Trust Account of $670,104, interest expense of $5,368 and changes in operating assets and liabilities, $2,264,044.

As of September 30, 2023, and December 31, 2022, we had investments of $65,796,269 and $196,226,283 held in the Trust Account, respectively. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes paid and deferred underwriting commissions) to complete our initial Business Combination. We may withdraw interest to pay taxes.

In connection with Extraordinary General Meeting, the shareholders of record were provided the opportunity to exercise their redemption rights. Holders of 12,817,785 shares of Class A ordinary shareholders exercised their right to redemption, subsequently a total of $136,786,445 in redemption payments were made in connection with this redemption from the Trust Account. During the nine months ended September 30, 2023 and the year ended December 31, 2022, we did not withdraw any other interest earned on the Trust Account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2023 and December 31, 2022, we had cash of $102,450 and $627,628 outside of the Trust Account, respectively. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial Business Combination.

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

On June 20, 2023, the Company entered into a Promissory Note (as defined in Note 5) with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of up to $1,500,000. The Promissory Note is payable on the earlier of the date on which the Company consummates a Business Combination or June 7, 2024. Upon the consummation of the Business Combination, the Sponsor will have the option, but not the obligation, to convert the entire principal balance of the Promissory Note, in whole or in part, into private placement warrants of the post-business combination entity at a price of $1.00 per warrant. The terms of such private placement warrants (if issued) will be identical to the terms of the private placement warrants issued by the Company in connection with the IPO. The Promissory Note is subject to customary events of default, the occurrence of any of which automatically triggers the unpaid principal and interest balance of the Promissory Note and all other sums payable with regard to the Sponsor Note becoming immediately due and payable. As of September 30, 2023 the outstanding principal balance under the Note amounted to an aggregate of $760,000.

On August 3, 2023, the Company issued an unsecured promissory note to TNL with a principal amount equal to $400,000 (the “TNL Working Capital Note”). The TNL Working Capital Note is a non-interest bearing, unsecured promissory note that will not be repaid in the event that the Merger agreement is terminated prior to the Business Combination. The TNL Working Capital Note will be paid on the date on which the Company consummates the transactions contemplated by the Merger Agreement. The following shall constitute an event of default under the TNL Working Capital Note: (i) a failure to pay the principal within five business days of the maturity date and (ii) the commencement of a voluntary or involuntary bankruptcy action. As of September 30, 2023 the outstanding principal balance under the TNL Working Capital Note amounted to an aggregate of $49,982.

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

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in FASB ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The Company has until June 7, 2024, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by the specified period. If a Business Combination is not consummated by June 7, 2024 and the Company decides not to extend the period of time to consummate a Business Combination, there will be a mandatory liquidation and subsequent dissolution.

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

Off-Balance Sheet Financing Arrangements

On September 30, 2023, we did not have any obligations, assets or liabilities that would be considered off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Class A Ordinary Shares Subject to Possible Redemption

Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2023 and December 31, 2022, 6,175,215 and 18,975,000 shares of Class A ordinary shares subject to possible redemption are presented as temporary equity, respectively, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

Net Income Per Ordinary Share

Basic income per ordinary share is computed by dividing net income applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period. Consistent with ASC 480, ordinary shares subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class method, have been excluded from the calculation of income per ordinary share for the nine-month period ended September 30, 2023 and 2022. Such shares, if redeemed, only participate in their pro rata share of trust earnings. Diluted income per share includes the incremental number of ordinary shares to be issued to settle warrants, as calculated using the treasury method. For the period from December 31, 2022 to September 30, 2023, the Company did not have any dilutive warrants, securities or other contracts that could potentially, be exercised or converted into ordinary shares. As a result, diluted income per ordinary share is the same as basic income per ordinary share for all periods presented.

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

A 1% U.S. federal excise tax could be imposed on us in connection with redemption by us of our shares.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. Because we may acquire a domestic corporation or engage in a transaction in which a domestic corporation becomes our parent or our affiliate and our securities trade on US stock exchange, we may become a “covered corporation” within the meaning of the IR Act. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the excise tax. The IR Act applies only to repurchases that occur after December 31, 2022.

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

Item 2. Unregistered Sales of Equity Securities.

None.

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.4	Amended and Restated Memorandum and Articles of Association (3)
2.1	Agreement and Plan of Merger, dated as of June 6, 2023, among The News Lens Co., Ltd., TNL Mediagene and Blue Ocean Acquisition Corp (5)
4.1	Specimen Unit Certificate (2)
4.2	Specimen Ordinary Share Certificate (2)
4.3	Specimen Warrant Certificate (2)
4.4	Warrant Agreement, dated December 2, 2021, among the Registrant and Continental Stock Transfer & Trust Company, as warrant agent (3)
10.1	Letter Agreement dated December 2, 2021, among the Registrant, Blue Ocean Sponsor LLC, Apollo SPAC Fund I, L.P., and the Registrant’s officers and directors (3)
10.3	Investment Management Trust Agreement dated December 2, 2021, between the Registrant and Continental Stock Transfer & Trust Company, as trustee (3)
10.4	Registration Rights Agreement, dated December 2, 2021, among the Registrant, Blue Ocean Sponsor LLC and certain other security holders named therein (3)
10.6	Private Placement Warrants Purchase Agreement, dated December 2, 2021, between the Registrant and Blue Ocean Sponsor LLC (3)
10.7	Form of Indemnity Agreement, dated December 2, 2021, between the Company and each officer and/or director (3)
10.8	Securities Subscription Agreement, dated as of April 6, 2021, between the Registrant and Blue Ocean Sponsor LLC (1)
10.9	Securities Subscription Agreement, dated as of October 28, 2021, by and among the Registrant, Blue Ocean Sponsor LLC and Apollo SPAC Fund I, L.P. (1)
10.10	Administrative Support Agreement, dated December 2, 2021, between the Registrant and Blue Ocean Sponsor LLC (3)
10.11	Consulting Agreement, dated as of October 11, 2022, between the Registrant and Richard Leggett (4)
10.12	Promissory Note, dated as of June 20, 2023, between the Company and the Sponsor. (6)
10.13	Promissory Note, dated August 3, 2023 issued by Blue Ocean Acquisition Corp to The News Lens Co., Ltd. (7)
10.14	Amendment to Consulting Agreement between Blue Ocean Acquisition Corp and Richard Leggett, dated July 31, 2023 (7)
10.15	Amendment to Consulting Agreement between Blue Ocean Acquisition Corp and Matt Lasov, dated July 31, 2023 (7)
31.1**	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2**	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith
(1)	Incorporated by reference to Registration Statement on Form S-1 filed with the Securities & Exchange Commission on November 9, 2021.
(2)	Incorporated by reference to Registration Statement on Form S-1 filed with the Securities & Exchange Commission on November 19, 2021.
(3)	Incorporated by reference to Current Report on Form 8-K filed with the Securities & Exchange Commission on December 8, 2021.
(4)	Incorporated by reference to Current Report on Form 8-K filed with the Securities & Exchange Commission on October 14, 2022.
(5)	Incorporated by reference to Current Report on Form 8-K filed with the Securities & Exchange Commission on June 6, 2023.
(6)	Incorporated by reference to Current Report on Form 8-K filed with the Securities & Exchange Commission on July 19, 2023.
(7)	Incorporated by reference to Current Report on Form 8-K filed with the Securities & Exchange Commission on August 4, 2023.

PART III - SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 9, 2023	BLUE OCEAN ACQUISITION CORP

	By:	/s/ Richard Leggett
	Name:	Richard Leggett
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Matt Lasov
	Name:	Matt Lasov
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)