Form 10-K
period 2023-12-31
Blue Ocean Acquisition Corp
filed 2024-03-21
CIK 1856961

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, r an emerging growth company. See the definitions of “large, accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐.

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐.

The aggregate market value of the ordinary shares held by non-affiliates of the registrant, computed as of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter) was $145,001,923. The registrant’s units commenced public trading on the Nasdaq Global Market on December 3, 2021, and its Class A ordinary shares and warrants commenced separate public trading on the Nasdaq Global Market on January 24, 2022.

As of March 21, 2024, there were 6,157,215 Class A ordinary shares and 4,743,750 Class B ordinary shares of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination;

●	our expectations around the performance of a prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential business combination opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the Trust Account (defined below) or available to us from interest income on the Trust Account balance;

●	the Trust Account not being subject to claims of third parties; or

●	our financial performance following our initial business combination.

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

ii

PART 1

References in this report to “we,” “us,” “our,” “company” or “our company” are to Blue Ocean Acquisition Corp, to “management” or our “management team” are to our directors and officers; and to the “sponsor” are to Blue Ocean Sponsor LLC, a Cayman Islands limited liability company. References to “founder shares” are to our Class B ordinary shares initially purchased by our sponsor in a private placement prior to our initial public offering, and the Class A ordinary shares issued upon the conversion thereof as provided herein, and references to “initial shareholders” are to holders of our founder shares prior to our initial public offering.

Item 1. Business.

Introduction

Blue Ocean Acquisition Corp is a blank check company incorporated on March 26, 2021 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities, which we refer to throughout this report as our initial business combination. We have neither engaged in any operations nor generated any revenue to date. Based on our business activities, we are a “shell company” as defined under the Exchange Act of 1934 (the “Exchange Act”) because we have no operations and nominal assets consisting almost entirely of cash.

Company History

On December 7, 2021, we consummated our initial public offering (the “IPO”) of 16,500,000 units (the “Units”), each Unit consisting of one Class A ordinary share of the Company, par value $0.0001 per share (the “Class A ordinary shares”) and one-half of one redeemable public warrant of the Company (each, a “Warrant”), each whole Warrant entitling the holder thereof to purchase one Class A ordinary share for $11.50 per share (subject to adjustment). The Units were sold at a price of $10.00 per Unit, and the IPO generated gross proceeds of $165,000,000. Substantially concurrent with the closing of the IPO, we consummated a private placement (the “Private Placement”) with our sponsor and a fund managed by affiliates of Apollo Global Management, Inc (“Apollo”), of an aggregate of 8,235,000 warrants (the “private placement warrants”) at a price of $1.00 per private placement warrant, generating gross proceeds to the Company of $8,235,000. On December 7, 2021, a total of $168,300,000 of the net proceeds from the IPO and the Private Placement were deposited in a trust account established for the benefit of the Company’s public shareholders at J.P. Morgan Chase Bank, N.A. (the “Trust Account”), with Continental Stock Transfer & Trust Company, acting as trustee.

On December 7, 2021, the Underwriter exercised in full the option granted to them by the Company to purchase up to 2,475,000 additional Units (the “Over-Allotment Option Units”) solely to cover over-allotments, which option was granted to them under the underwriting agreement for the IPO. The sale of these 2,475,000 Over-Allotment Option Units closed on December 9, 2021, generating gross proceeds of $24,750,000. Substantially concurrent with the closing of the over-allotment option, we consummated a private placement (the “Additional Private Placement” and, together with the Private Placement, the “Private Placements”) with our sponsor of an additional 990,000 private placement warrants at a price of $1.00 per private placement warrant, generating gross proceeds of $990,000. On December 9, 2021, a total of $25,245,000 of the proceeds from the closing of the Over-Allotment Option Units and the Additional Private Placement were deposited into the Trust Account, resulting in a total deposit of $193,545,000 in the Trust Account since the Trust Account was established. The net proceeds deposited into the Trust Account remain on deposit in the Trust Account earning interest and are available for a business combination, assuming no redemptions, after payment of up to $6,641,250 of deferred underwriting fees, before fees and expenses associated with our initial business combination.

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

Valuation: We intend to target companies whose enterprise value is greater than $200 million. Companies of this size offer the potential for significant long-term shareholder return.

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

We will have until June 7, 2024, to consummate an initial business combination, pursuant to the terms of our amended and restated memorandum and articles of association which give the Company the right to extend the date by which it has to consummate a business combination from September 7, 2023, to June 7, 2024, by depositing into the Trust Account $60,000 for each of the nine subsequent one-month extensions.

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

The target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the Trust Account (excluding the amount of deferred underwriting commissions held in trust and taxes payable on the income earned on the Trust Account) at the time of the execution of a definitive agreement for its initial business combination. Our board of directors considered the opinion delivered by Newbridge Securities Corporation (“Newbridge”) to the effect that, as of the date of the opinion, and subject to and based on the assumptions made, procedures followed, matters considered, limitations of the review undertaken and qualifications contained in the opinion, the proposed business combination with TNL Mediagene is fair to Blue Ocean from a financial point of view and that TNL Mediagene has a fair market value equal to at least eighty percent (80%) of the balance of funds in Blue Ocean’s Trust Account (excluding deferred underwriting commissions and taxes payable).

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

If we hold a shareholder vote to approve our initial business combination, we will:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to tender offer rules; and

●	file proxy materials with the SEC.

If we conduct redemptions pursuant to the tender offer rules of the SEC, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions pursuant to Rule 13e- 4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Submission of Our Initial Business Combination to a Shareholder Vote

In connection with any vote for a proposed business combination, including the vote with respect to the business combination proposal, the Sponsor has agreed to vote its Blue Ocean shares in favor of such proposed business combination. In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval, we will complete our initial business combination only if we receive an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. In such case, our initial shareholders have agreed to vote their founder shares and, with the exception of Apollo and certain advisors to the Company, any public shares in favor of our initial business combination. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or vote at all. In addition, our initial shareholders have entered into agreements with us, pursuant to which they have agreed (i) to waive their redemption rights with respect to their founder shares and public shares in connection with the completion of our initial business combination, (ii) to waive their redemption rights with respect to their founder shares and public shares in connection with a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (a) that would affect the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we have not consummated an initial business combination by June 7, 2024 or (b) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity.

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

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our amended and restated memorandum and articles of association provide that we will have only until June 7, 2024 to complete our initial business combination. If we do not complete our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and net of taxes paid or payable), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case, to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. There will be no redemption rights or liquidating distribution with respect to our warrants, which will expire worthless if we fail to complete our initial business combination before June 7, 2024.

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

Competition

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other special purpose acquisition companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do, and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination.

Facilities

We currently maintain our executive offices at 2 Wisconsin Circle, 7th Floor, Chevy Chase, MD 20815. The cost for our use of this space is included in the $10,000 per month fee we have agreed to pay to an affiliate of our sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

Employees

We currently have four executive officers: Marcus Brauchli, our Chairman, Richard Leggett, our Chief Executive Officer, Matt Lasov, our Chief Financial Officer, and Sean Glodek, our Vice President. These individuals are not obligated to devote any specific number of hours to our affairs but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination.

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

Risks Related to our Search for, Consummation of, or Inability to Consummate, a Business Combination and Post-Business Combination Risks

We are a blank check company incorporated as a Cayman Islands exempted company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a blank check company incorporated as a Cayman Islands exempted company with no operating results, and we did not commence operations until after the closing of our IPO in December 2021. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination. We do not yet have any plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

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

If we seek shareholder approval of our initial business combination, our initial shareholders, Apollo and members of our management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders’ vote.

Our initial shareholders, Apollo and management team also may from time-to-time purchase Class A ordinary shares prior to our initial business combination. Our amended and restated memorandum and articles of association provide that, if we seek shareholder approval of an initial business combination, such initial business combination will be approved only if we receive an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company, including the founder shares. If we seek shareholder approval of our initial business combination, our initial shareholders, Apollo and members of our management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders’ vote. As a result, in addition to our initial shareholders’ and Apollo’s shares, we would need approximately 133,816 or 1.2% (assuming all outstanding shares are voted) of 10,900,965 shares outstanding as of December 31, 2023 to be voted in favor of a transaction, in order to have such initial business combination approved. Additionally, although none of our sponsor, officers or directors have expressed any current intention to purchase our public shares, they are not restricted from doing so and there is no ceiling on the number of our public shares they may purchase. If they purchase any of our public shares and retain such shares until any shareholders vote on our initial business combination, the approval of our initial business combination by our shareholders will be even more likely. In the event that Apollo purchases Units and votes its public shares in favor of our initial business combination, a smaller portion of affirmative votes from other public shareholders would be required to approve our initial business combination. As there is no ceiling on the number of Units that may be purchased by Apollo or on the number of our Units, shares or warrants that Apollo may purchase, the extent of Apollo’s influence on such shareholders vote may be even more significant. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our initial shareholders, Apollo and management team to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite shareholder approval for such initial business combination.

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

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. In addition, the amount of the deferred underwriting commissions payable to the underwriter will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per-share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our initial business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the funds in the Trust Account until we liquidate the Trust Account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate, or you are able to sell your shares in the open market.

The requirement that we complete our initial business combination before June 7, 2024 may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination before June 7, 2024. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the time frame described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by natural and man-made events and the status of debt and equity markets.

Our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by natural and man-made events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases), including as a result of increased market volatility, decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all.

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

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

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

We may not be able to complete our initial business combination before June 7, 2024 in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and complete our initial business combination before June 7, 2024. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. Natural and man-made events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) may negatively impact businesses we may seek to acquire. If we do not complete our initial business combination within the completion window, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and net of taxes paid or payable), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case, to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. There will be no redemption rights or liquidating distribution with respect to our warrants, which will expire worthless if we fail to complete our initial business combination before June 7, 2024.

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

Our public shareholders will be entitled to receive funds from the Trust Account only (i) in the event of the redemption of our public shares if we do not consummate an initial business combination within the completion window, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association that would affect the substance or timing of our obligation to provide holders of our Blue Ocean Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or any amendment is made with respect to any other provision of our amended and restated memorandum and articles of association relating to the rights of holders of our Class A ordinary shares, and (iii) if they redeem their respective shares for cash upon the completion of the initial business combination. Our public shareholders who redeem their Blue Ocean Class A Shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the Trust Account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination within the completion window, with respect to such Blue Ocean Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the Trust Account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder redeeming its shares to us for an applicable pro rata share of the Trust Account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

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

If Nasdaq delists any of our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

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

Since the net proceeds of our IPO and the Private Placements are intended to be used to complete an initial business combination, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,000 and have filed a Current Report on Form 8-K, including an audited balance sheet of the company demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if our IPO had been subject to Rule 419, that rule would have prohibited the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of an initial business combination.

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

Subsequent to the use of our proceeds from our IPO and the Private Placements, as of December 31, 2023 approximately $61,977 was available to us outside the Trust Account to fund our working capital requirements. We believe that these funds combined with our access to capital under our Working Capital Promissory Notes, will be sufficient to allow us to operate at least until June 7, 2024; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business.

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

If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to, or invest in, us. Any such advances may be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. If we do not complete our initial business combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our public shareholders may only receive an estimated $10.20 per public share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless. See “-If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.20 per public share” and other risk factors herein.

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges or file for bankruptcy protection, which could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges or file for bankruptcy protection, which could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any shareholders or warrant holders who choose to remain shareholders or warrant holders following the business combination could suffer a reduction in the value of their securities. Such shareholders and warrant holders are unlikely to have a remedy for such reduction in value.

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

Pursuant to the letter agreement the form of which is filed as an exhibit to the registration statement, our sponsor has agreed that they will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.20 per public share and (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.20 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriter of our IPO against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third- party claims. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy their indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial business combination and redemptions could be reduced to less than $10.20 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

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

As of December 31, 2023, our initial shareholders, Apollo and members of our management team held an aggregate of 4,743,750 Class B ordinary shares. The founder shares will be worthless if we do not complete an initial business combination. In addition, as of December 31, 2023 our sponsor and Apollo held an aggregate of 9,225,000 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share (subject to adjustment). 9,125,000 private placement warrants are held by our sponsor and 100,000 private placement warrants are held by Apollo. If we do not complete our initial business combination within the applicable time period, the private placement warrants will expire worthless. In the event that our sponsor deems it necessary in order to facilitate our initial business combination for the sponsor to forfeit, transfer, exchange or amend the terms of all or any portion of the private placement warrants or to enter into any other arrangements with respect to the private placement warrants (including, without limitation, a transfer of the sponsor’s membership interests representing an interest in the private placement warrants) to facilitate the consummation of such business combination, such change shall apply pro rata to Apollo and our sponsor based on the relative number of private placement warrants held by each. By way of example, in the event 50% of the sponsor’s private placement warrants are forfeited or transferred by the sponsor as part of such business combination, Apollo shall forfeit or transfer 50% of its private placement warrants on substantially the same terms and conditions as the sponsor, in which case the reduction shall equal 50% of the private placement warrants held by Apollo at such time. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the deadline for completing of an initial business combination nears.

Concentration of ownership among our sponsor and Apollo may prevent other investors from influencing significant corporate decisions or adversely affect the trading price of our public shares.

Our sponsor, Apollo and members of our management team own collectively 48.9% of our outstanding ordinary shares. As a result, our sponsor and Apollo could exercise significant influence over all matters requiring shareholder approval. This potential concentration of influence could be disadvantageous to other shareholders with interests different from those of our sponsor or Apollo. In addition, this potential significant concentration of share ownership may adversely affect the trading price of our public shares because investors often perceive disadvantages in owning shares in companies with principal shareholders. Furthermore, the Units (including the underlying public shares and warrants) Apollo may purchase in the open market will not be subject to any agreements restricting their transfer, and therefore sales of such securities on the open market may adversely affect the prevailing market prices for our units, Class A Ordinary Shares or warrants, as applicable.

We may only be able to complete one business combination with the proceeds of our IPO and Private Placements, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

As of March 15, 2024, the Trust Account held $67,971,241 in funds available to complete our initial business combination (which includes $6,641,250 of deferred underwriting commissions being held in the Trust Account).

We may effectuate our initial business combination with a single-target business or multiple-target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset; or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

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

Our amended and restated memorandum and articles of association do not provide a specified maximum redemption threshold. As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

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

Our amended and restated memorandum and articles of association provide that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of the IPO and the Private Placements into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution, meaning holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of not less than 65% of our ordinary shares; provided that the provisions of our amended and restated memorandum and articles of association relating to the rights of holders of Class B ordinary shares to appoint or remove directors prior to our initial business combination may only be amended by a special resolution passed by a majority of at least 90% our ordinary shares voting in a general meeting. Our initial shareholders, Apollo and members of our management team, who collectively beneficially own 28.73% of our ordinary shares, will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other special purpose acquisition companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

Our sponsor, executive officers and directors have agreed, pursuant to agreements with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (i) that would affect the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we have not consummated an initial business combination before June 7, 2024 or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial combination activity, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (net of taxes paid or payable), divided by the number of then outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, executive officer or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

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

Although we will attempt to structure transactions in connection with our initial business combination in a tax- efficient manner, tax structuring considerations are complex, the relevant facts and law are uncertain and may change, and we may prioritize commercial and other considerations over tax considerations. For example, in anticipation of or as a result of our initial business combination and subject to requisite shareholder approval, we may enter into one or more transactions that require shareholders and/or warrant-holders to recognize gain or income for tax purposes or otherwise increase their tax burden. We do not intend to make any cash distributions to shareholders or warrant-holders to pay taxes in connection with our business combination or thereafter. Accordingly, a shareholder or a warrant-holder may be required to satisfy any liability resulting from any such transactions with cash from its own funds or by selling all or a portion of such holder’s shares or warrants. In addition, we may effect a business combination with a target company in another jurisdiction (including, but not limited to, the jurisdiction in which the target company or business is located). As a result, shareholders and warrant-holders may be subject to additional income, withholding or other taxes with respect to their ownership of us after our initial business combination.

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

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations;

●	rules and regulations regarding currency redemption;

●	complex corporate withholding taxes on individuals;

●	laws governing the manner in which future business combinations may be effected;

●	exchange listing and/or delisting requirements;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	local or regional economic policies and market conditions;

●	unexpected changes in regulatory requirements;

●	challenges in managing and staffing international operations;

●	longer payment cycles;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	underdeveloped or unpredictable legal or regulatory systems;

●	corruption;

●	protection of intellectual property;

●	social unrest, crime, strikes, riots, civil disturbances and wars;

●	regime changes and political upheaval; and

●	deterioration of political relations with the United States.

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

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities;

each of which may make it difficult for us to complete our initial business combination. In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company with the SEC;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be held in an interest-bearing bank demand deposit account, or invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our securities are not intended for persons who are seeking a return on investments in government securities or investment securities. The Trust Account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (a) that would affect the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we have not consummated an initial business combination before June 7, 2024 or (b) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity; or (iii) absent an initial business combination before June 7, 2024, our return of the funds held in the Trust Account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.20 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

If we do not consummate our initial business combination before June 7, 2024, our public shareholders may be forced to wait beyond such applicable period before redemption from our Trust Account

If we do not consummate our initial business combination before June 7, 2024 the proceeds then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and net of taxes paid or payable), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the Trust Account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind-up, liquidate the Trust Account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond the applicable period before the redemption proceeds of our Trust Account become available to them, and they receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated memorandum and articles of association, and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we do not complete our initial business combination and do not amend certain provisions of our amended and restated memorandum and articles of association. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than 10 business days thereafter, subject to applicable Cayman Islands law.

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

Because we are not limited to evaluating a target business in a particular industry sector, you will be unable to ascertain the merits or risks of any particular target business’s operations.

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

Our amended and restated memorandum and articles of association authorize the issuance of up to 200,000,000 Class A ordinary shares, par value $0.0001 per share, 20,000,000 Class B ordinary shares, par value $0.0001 per share, and 1,000,000 preference shares, par value $0.0001 per share. As of March 21, 2024, there were 193,842,785 and 15,256,250 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance, which amount does not take into account shares reserved for issuance upon exercise of issued and outstanding warrants or shares issuable upon conversion of the Class B ordinary shares. The Class B ordinary shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination, or earlier at the option of the holder thereof. As of March 21, 2024, there were no preference shares outstanding. We may issue a substantial number of additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares in connection with our redeeming the warrants or upon conversion of the Class B ordinary shares at a ratio greater than one-to-one concurrently with or immediately following the consummation of our initial business combination as a result of the anti-dilution provisions as set forth herein. However, our amended and restated memorandum and articles of association provide, among other things, that prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote as a class with our public shares (a) on any initial business combination or (b) to approve an amendment to our amended and restated memorandum and articles of association to extend the time we have to consummate a business combination beyond before June 7, 2024. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares:

●	may significantly dilute the equity interest of public shareholders, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

●	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;

●	could cause a change in control if a substantial number of Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;

●	may adversely affect prevailing market prices for our Units, Class A ordinary shares and/or warrants; and

●	may not result in adjustment to the exercise price of our warrants.

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

An investment in our securities, and certain subsequent transactions with respect to our securities, may result in uncertain or adverse U.S. federal income tax consequences for an investor.

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

Although we have no commitments as of the date of this report to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

●	our inability to obtain necessary additional financing if the debt contains covenants restricting

●	our ability to obtain such financing while the debt is outstanding;

●	our inability to pay dividends on our Class A ordinary shares;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation or prevailing interest rates; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

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

In order to effectuate a business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, special purpose acquisition companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association requires at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval of holders of at least two- thirds of our ordinary shares who attend and vote at a general meeting of the company, and amending our warrant agreement in a manner that would adversely impact the registered holders of public warrants will require a vote of holders of at least 50% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, at least 50% of the then issued and outstanding private placement warrants. In addition, our amended and restated memorandum and articles of association require us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (i) that would affect the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we have not consummated an initial business combination before June 7, 2024, or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of any of our publicly offered securities, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

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

As of March 21, 2024, our initial shareholders, Apollo and members of our management team owned 48.9% of our outstanding ordinary shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. If our initial shareholders purchase any Units or any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our initial shareholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members were appointed by our sponsor, is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being appointed in each year. We may not hold an annual general meeting to appoint new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual general meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for appointment and our initial shareholders, because of their ownership position, will have considerable influence regarding the outcome following our initial business combination. In addition, prior to our initial business combination, only holders of our Class B ordinary shares have the right to vote on the appointment of directors, including in connection with the completion of our initial business combination and holders of a majority of our Class B ordinary shares may remove a member of the board of directors for any reason. As a result, holders of Class A ordinary shares will not have the right to appoint any directors until after the completion of our initial business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor. Accordingly, our initial shareholders will continue to exert substantial control at least until the completion of our initial business combination.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2023. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We have identified a material weakness in our internal control over financial reporting which, if not corrected, could affect the reliability of our consolidated financial statements, and have other adverse consequences.

As described in Item 9A: Controls and Procedures included in this Annual Report, we have identified a material weakness in our internal controls over financial reporting relating to the accuracy of accounts payable which has yet to be remediated.

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of financial statements would not be prevented or detected on a timely basis. If not remediated, these deficiencies could result in material misstatements to our financial statements that could not be prevented or detected on a timely basis.

Our management has concluded that this material weakness in our internal controls over financial reporting is due to the fact that we did not have the necessary business processes and related internal controls formally designed and implemented and has taken steps to establish and implement such internal controls.

Our management will monitor the effectiveness of our remediation plans and will make changes management determines to be appropriate as described in Item 9A: Controls and Procedures.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, and investors may lose confidence in our financial reporting and our stock price may decline as a result. Although we have taken steps to maintain our internal control structure as required, including steps to remediate our material weakness, we cannot guarantee that a control deficiency will not result in a misstatement in the future.

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

Prior to consummation of our initial business combination, only holders of our founder shares will have the right to vote on the appointment of directors. As a result, Nasdaq may consider us to be a “controlled company” within the meaning of Nasdaq corporate governance standards. Under Nasdaq corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

●	we have a board that includes a majority of “independent directors,” as defined under Nasdaq rules;

●	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

●	we have independent director oversight of our director nominations.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

We are a Special Purpose Acquisition Company with no business operations. Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we do not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. Our board of directors is generally responsible for the oversight of risks from cybersecurity threats, if there is any. We have not encountered any cybersecurity incidents since our IPO.

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

Holders

On March 21, 2024, there was 1 holder of record of our units, 1 holder of record of our Class A ordinary shares, 3 holders of record of our warrants, and 12 holders of record of our founder shares.

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

Recent Sales of Unregistered Securities

On April 7, 2021, our sponsor purchased an aggregate of 4,312,500 founder shares for an aggregate purchase price of $25,000, or approximately $0.006 per share. On December 2, 2021, we effected an ordinary share dividend resulting in our sponsor holding an aggregate of 4,503,750 founder shares. The sale of the founder shares was made pursuant to an exemption from registration contained in Section 4(a) (2) of the Securities Act.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward-Looking Statements

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this annual report on Form 10-K. This section of the annual report on Form 10-K discusses activity as of and for the years ended December 31, 2023 and 2022. For discussion on activity for the period from March 26, 2021 (inception) through December 31, 2021 and period-over-period analysis on results for the year ended December 31, 2022 to the period from March 26, 2021 (inception) through December 31, 2021, refer to, Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2022. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and certainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements”, “Item 1A. Risk Factors” and elsewhere in this annual report on Form 10-K.

Overview

We are a blank check company incorporated on March 26, 2021 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities. We consummated our IPO on December 7, 2021. We did not commence operations until after the closing of the IPO, and as of December 31, 2023, we have not engaged in any significant operations nor generated any operating revenues to date. We will not generate any operating revenues until after completion of our initial business combination.

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

As of December 31, 2023 and December 31, 2022, we had cash of approximately $61,977 and $627,628, respectively. As of December 31, 2023 we had a working capital deficit of $4,204,802 and positive working capital of $176,944, as of December 31, 2022. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of interest income on cash and cash equivalents. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. We have incurred and expect to continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2023, we had net income of $4,422,350 which consists of operating expenses of $4,125,912, $15,833 of interest expense, gain on change in fair value of the warrant liability of $1,029,188, interest earned on marketable securities of $6,864,803, and $670,104 of unrealized gain on marketable securities.

For the year ended December 31, 2022, we had net income of $12,658,706 which consists of operating expenses of $1,243,831, gain on change in fair value of the warrant liability of $11,226,187, interest earned on marketable securities of $854,167, and $1,822,183 of unrealized gain on marketable securities.

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

For the twelve months ended December 31, 2023, cash used in operating activities was $1,555,597. Net income of $4,422,350 was impacted by interest earned on marketable securities held in the Trust Account of $6,864,803, gain on change in fair value of warrant liability of $1,029,188, unrealized gain on marketable securities held in the Trust Account of $670,104, interest expense of $15,833 and changes in operating assets and liabilities which used $2,570,315 from operating activities.

For the twelve months ended December 31, 2022, cash used in operating activities was $411,937. Net income of $12,658,706 was impacted by interest earned on marketable securities held in the Trust Account of $854,167, gain on change in fair value of warrant liability of $11,226,187, unrealized gain on marketable securities held in the Trust Account of $1,822,183 and changes in operating assets and liabilities which used $831,893 from operating activities.

As of December 31, 2023 and December 31, 2022, we had investments of $67,214,745 and $196,226,283 held in the Trust Accounts, respectively. We intend to use substantially all of the funds held in the Trust Accounts, including any amounts representing interest earned on the Trust Account (less taxes paid and deferred underwriting commissions) to complete our initial Business Combination. We may withdraw interest to pay taxes. During the twelve months ended December 31, 2023 and 2022, we did not withdraw any interest earned on the Trust Accounts to pay taxes.

On August 29, 2023, shareholders of the Company held an extraordinary general meeting of shareholders, in connection holders of 12,817,785 shares of Class A ordinary shareholders exercised their right to redemption. On September 5, 2023, a total of $136,786,445 in redemption payments were made in connection with this redemption from the Trust Account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Accounts will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2023 and December 31, 2022, we had cash of $61,977 and $627,628 outside of the Trust Accounts, respectively. We intend to use the funds held outside the Trust Accounts primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial Business Combination.

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

On June 20, 2023, the Company entered into a Promissory Note (as defined in Note 5) with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of up to $1,500,000. The Promissory Note is payable on the earlier of the date on which the Company consummates a Business Combination or June 7, 2024. Upon the consummation of the Business Combination, the Sponsor will have the option, but not the obligation, to convert the entire principal balance of the Promissory Note, in whole or in part, into private placement warrants of the post-business combination entity at a price of $1.00 per warrant. The terms of such private placement warrants (if issued) will be identical to the terms of the private placement warrants issued by the Company in connection with the IPO. The Promissory Note is subject to customary events of default, the occurrence of any of which automatically triggers the unpaid principal and interest balance of the Promissory Note and all other sums payable with regard to the Sponsor Note becoming immediately due and payable. As of December 31, 2023 the outstanding principal balance under the Note amounted to an aggregate of $1,080,000.

On August 3, 2023, the Company issued an unsecured promissory note to TNL with a principal amount equal to $400,000 (the “TNL Working Capital Note”). The TNL Working Capital Note is a non-interest bearing, unsecured promissory note that will not be repaid in the event that the Merger agreement is terminated prior to the Business Combination. The TNL Working Capital Note will be paid on the date on which the Company consummates the transactions contemplated by the Merger Agreement. The following shall constitute an event of default under the TNL Working Capital Note: (i) a failure to pay the principal within five business days of the maturity date and (ii) the commencement of a voluntary or involuntary bankruptcy action. As of December 31, 2023 the outstanding principal balance under the TNL Working Capital Note amounted to an aggregate of $149,946.

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

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

On December 31, 2023, we did not have any obligations, assets or liabilities that would be considered off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Class A Ordinary Shares Subject to Possible Redemption

Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares is classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. At December 31, 2023 and December 31, 2022, 6,157,215 and 18,975,000 shares, respectively, of Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.

Net Income Per Ordinary Share

Basic income per ordinary share is computed by dividing net income applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period. Consistent with ASC 480, ordinary shares subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class method, have been excluded from the calculation of income per ordinary share for the twelve month period ended December 31, 2023 and December 31, 2022. Such shares, if redeemed, only participate in their pro rata share of trust earnings. Diluted income per share includes the incremental number of ordinary shares to be issued to settle warrants, as calculated using the treasury method. For the period from December 31, 2022 to December 31, 2023, the Company did not have any dilutive warrants, securities or other contracts that could potentially, be exercised or converted into ordinary shares. As a result, diluted income per ordinary share is the same as basic income per ordinary share for all periods presented.

Promissory Note

Upon issuance, we separately account for the liability and equity components of the Promissory Note by estimating the fair values of the i) liability component without a conversion feature and ii) the conversion feature. This results in a bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statements of income unless the amount is determined to be de minimis. Upon settlement of the Promissory Note instruments, we allocate the total consideration between the liability and equity components based on the fair value of the liability component without the conversion feature. If applicable, the difference between the consideration allocated to the liability component and the net carrying value of the liability component is recognized as an extinguishment loss or gain. The remaining settlement consideration is allocated to the equity component and recognized as a reduction of additional paid-in capital in our consolidated balance sheets.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2023.

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

Management’s Report on Internal Controls Over Financial Reporting

Our Principal Executive Officer and Principal Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements

In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessments and those criteria, management concluded that our internal control over financial reporting was not effective as of December 31, 2023, due to the material weakness in management’s review of the completeness and accuracy of accounts payable related to the identification and estimation of period end accruals.

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of its financial statements would not be prevented or detected on a timely basis. If not remediated, these deficiencies could result in material misstatements to our financial statements that could not be prevented or detected on a timely basis.

Our management has concluded that this material weakness in our internal controls over financial reporting is due to the fact that we did not have the necessary business processes and related internal controls formally designed and implemented. As a result, we performed additional analysis as deemed necessary to ensure that our consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the consolidated financial statements included in this Form 10-K present fairly in all material respects our financial position, results of operations, and cash flows for the period presented.

Remediation Activities

In order to address the identified material weakness, our management has instituted enhanced controls including review processes and reconciliations related to accrued expenses and accounts payable. Our management intends to remediate these deficiencies as soon as possible and believes these actions will be sufficient to address the identified material weaknesses and strengthen the Company’s internal control over financial reporting; however, there can be no guarantee that such remediation will be sufficient. Our management will continue to monitor the effectiveness of its controls and will make any further changes management determines appropriate. We do not anticipate the hiring of additional finance and accounting personnel and the implementation of improvements to our accounting systems and controls are unlikely to be costly and time consuming.

If not remediated, this identified material weakness could result in material misstatements to our annual or interim consolidated financial statements that might not be prevented or detected on a timely basis, or in delayed filing of required periodic reports.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Title
Marcus Brauchli	62	Chairman
Sean Glodek	52	Vice President and Director
Richard Leggett	57	Chief Executive Officer
Matt Lasov	39	Chief Financial Officer
Norman Pearlstine	81	Independent Director
Joel Motley	71	Independent Director
Matt Goldberg	53	Independent Director
Priscilla Han	40	Independent Director

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

Number and Terms of Office of Officers and Directors

We have six directors. Our board of directors is divided into three classes, with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Norman Pearlstine and Sean Glodek, was extended at the EGM in August 2023. The term of office of the second class of directors, consisting of Priscilla Han, Joel Motley and Matt Goldberg, will expire at our second annual general meeting. The term of office of the third class of director, consisting of Marcus Brauchli, will expire at our third annual general meeting.

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

Joel Motley serves as the Chairman of the audit committee. Each member of the audit committee is financially literate, and our board of directors has determined that Joel Motley qualifies as an “audit committee financial expert” as defined in applicable SEC rules. The primary purposes of our audit committee are to assist the board’s oversight of:

●	the integrity of our financial statements;

●	our compliance with legal and regulatory requirements;

●	the qualifications, engagement, compensation, independence and performance of our independent registered public accounting firm;

●	our process relating to risk management and the conduct and systems of internal control over financial reporting and disclosure controls and procedures; and

●	the performance of our internal audit function.

The audit committee is governed by a charter that complies with Nasdaq rules.

Compensation Committee

We have established a compensation committee of our board of directors. The members of our compensation committee are Matt Goldberg and Priscilla Han, with Matt Goldberg serving as chairman of the compensation committee. Matt Goldberg and Priscilla Han are independent for purposes of Nasdaq listing standards and applicable SEC rules.

The primary purposes of our compensation committee are to assist the board in overseeing our management compensation policies and practices, including:

●	determining and approving the compensation of our executive officers; and

●	reviewing and approving incentive compensation and equity compensation policies and programs.

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

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605 of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who participate in the consideration and recommendation of director nominees are Norman Pearlstine, Joel Motley, Matt Goldberg and Priscilla Han. In accordance with Rule 5605 of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

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

Item 11. Executive Compensation.

Executive Officer and Director Compensation

None of our executive officers or directors has received any cash compensation for services rendered to us, other than Messrs. Leggett and Lasov who receive fees pursuant to separate consulting agreements with the Company as described below; provided that our sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses related to identifying, investigating, negotiating and completing an initial business combination.

Pursuant to a consulting agreement entered into by the Company and Mr. Leggett on October 11, 2022, as amended July 31, 2023 (the “Leggett Consulting Agreement”), Mr. Leggett is entitled to $20,000 per month for certain services Mr. Leggett provides to the Company and its affiliates. Mr. Leggett is further entitled to a success bonus of $250,000 to be paid within 10 business days of the close of the business combination, subject to adjustment as described in the Leggett Consulting Agreement. Pursuant to a consulting agreement entered into by the Company and Mr. Lasov on November 22, 2022, as amended July 31, 2023 (the “Lasov Consulting Agreement”), Mr. Lasov is entitled to $32,500 per month for certain services Mr. Lasov provides to the Company and its affiliates. Mr. Lasov is further entitled to a success bonus of $150,000 to be paid within 10 business days of the close of the business combination, subject to adjustment as described in the Lasov Consulting Agreement.

In the future, we, upon consultation with the compensation committee of our board of directors, may decide to compensate our executive officers and other employees. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, executive officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the Trust Account. We do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses related to identifying, investigating, negotiating and completing an initial business combination other than the audit committee’s quarterly review of such payments. Other than these payments, reimbursements and the consulting fees described above, no compensation of any kind, including finder’s fees, will be paid by the Company to our sponsor, executive officers and directors, or any of their respective affiliates, prior to completion of our initial business combination.

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

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may remain in their positions or negotiate employment or consulting arrangements to remain with us in the same or a different capacity after our initial business combination. The existence or terms of any such employment or consulting arrangements may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 21, 2024, based on

●	information obtained from the persons named below, with respect to the beneficial ownership of our ordinary shares by:

●	each person known by us to be the beneficial owner of more than 5% of our issued outstanding ordinary shares;

●	each of our executive officers and directors; and

●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this report.

Name and address of beneficial owner(2)	Number of shares of ordinary shares beneficially owned(4)		Approximate percentage of outstanding ordinary shares(1)
Blue Ocean Sponsor LLC(3)	4,353,750		40.0%
Marcus Brauchli(3)	4,353,750		40.0%
Richard Leggett(3)	4,353,750		40.0%
Sean Glodek(5)	-		*
Norman Pearlstine	25,000		*
Joel Motley	30,000		*
Matt Goldberg	30,000		*
Priscilla Han	30,000		*
All directors and executive officers as a group (9 individuals)	4,468,750		41.0%
Other 5% Stockholders(6)
Apollo Credit Strategies Master Fund Ltd.	858,817	(7)	7.9%

*	Less than one percent.

(1)	Based on 10,900,965 ordinary shares outstanding as of March 21, 2024 including 6,157,215 Class A ordinary shares and 4,743,750 Class B ordinary shares. Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Only holders of Class B ordinary shares will have the right to elect all of our directors prior to the consummation of our initial business combination.

(2)	Unless otherwise noted, the business address of each of our shareholders is 2 Wisconsin Circle, 7th Floor, Chevy Chase, MD 20815.

(3)	These Class A ordinary shares are held by Blue Ocean Sponsor LLC. Each of Marcus Brauchli and Richard Leggett serve as co-managers of Blue Ocean Sponsor LLC and, in such capacity, may be deemed to indirectly beneficially own the shares of Class A ordinary shares beneficially owned by Blue Ocean Sponsor LLC.

(4)	Blue Ocean Sponsor LLC is the record holder of the shares reported herein. Each of Marcus Brauchli and Richard Leggett are the managers of Blue Ocean Sponsor LLC. As such, each of Marcus Brauchli and Richard Leggett may be deemed to have beneficial ownership of the Class B ordinary shares held directly by Blue Ocean Sponsor LLC. Each of Marcus Brauchli and Paul Bascobert disclaim beneficial ownership over any securities owned by our sponsor in which he does not have any pecuniary interest.

(5)	Does not include any shares indirectly owned by this individual as a result of his or her partnership interest in our sponsor or its affiliates.

(6)	Interests shown consist of Class A ordinary shares.

(7)	Based upon its Schedule 13G/A filed February 13, 2024 with the SEC with respect to Class A ordinary shares, which will automatically convert into Class A ordinary shares concurrently with or immediately following the initial business combination, held as of December 31, 2023, Apollo has shared voting and dispositive power as to 858,817 Class B ordinary shares and each of (i) Apollo Credit Strategies Master Fund Ltd. (“Credit Strategies”), (ii) Apollo ST Fund Management LLC (“ST Management”), (iii) Apollo ST Operating LP (“ST Operating”), (iv) Apollo ST Capital LLC (“ST Capital”), (v) ST Management Holdings, LLC (“ST Management Holdings”), (vi) Apollo Capital Management, L.P. (“Capital Management”); (vii) Apollo Capital Management GP, LLC (“Capital Management GP”); (viii) Apollo Management Holdings, L.P. (“Management Holdings”); and (ix) Apollo Management Holdings GP, LLC (“Management Holdings GP”), also have shared voting and dispositive power as to 858,817 Class B ordinary shares held by Apollo. ST Management serves as the investment manager for Credit Strategies. ST Operating is the sole member of ST Management. The general partner of ST Operating is ST Capital. ST Management Holdings is the sole member of ST Capital. Capital Management serves as the sole member of SPAC Management I GP and the sole member and manager of ST Management Holdings. Capital Management GP serves as the general partner of Capital Management. Management Holdings serves as the sole member and manager of Capital Management GP, and Management Holdings GP serves as the general partner of Management Holdings. Each of the entities except Credit Strategies disclaims beneficial ownership of all securities.

Our initial shareholders, Apollo and members of our management team beneficially own approximately 48.9% of the outstanding ordinary shares and will have the right to appoint all of our directors prior to our initial business combination. Holders of our public shares do not have the right to appoint any directors to our board of directors prior to our initial business combination. Because of this ownership block, our initial shareholders, Apollo and members of our management team may be able to effectively influence the outcome of all other matters requiring approval by our shareholders, including amendments to our amended and restated memorandum and articles of association and approval of significant corporate transactions including our initial business combination.

Our sponsor and Apollo have purchased an aggregate of 9,225,000 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, subject to adjustment, at a price of $1.00 per warrant ($9,225,000 in aggregate), in private placements that closed substantially concurrent with the closing of our IPO (including the over-allotment). As of March 30, 2023, our sponsor holds 9,125,000 private placement warrants and Apollo holds 100,000 private placement warrants. If we do not complete our initial business combination before June 7, 2024, the private placement warrants will expire worthless. The private placement warrants are subject to the transfer restrictions described below. The private placement warrants will not be redeemable by us so long as they are held by the initial purchasers or their permitted transferees. Our sponsor, Apollo or their permitted transferees, have the option to exercise the private placement warrants on a cashless basis. If the private placement warrants are held by holders other than initial purchasers or their permitted transferees, the private placement warrants will be redeemable by us and exercisable by the holders on the same basis as the warrants included in the units sold in our IPO. Otherwise, the private placement warrants have terms and provisions that are identical to those of the warrants sold in our IPO.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On April 7, 2021, we issued to our sponsor an aggregate of 4,312,500 founder shares in exchange for a payment of $25,000 from our sponsor to cover certain expenses on behalf of us, or approximately $0.006 per share. Prior to the initial investment in the company of $25,000 by the sponsor, the company had no assets, tangible or intangible. The per share price of the founder shares was determined by dividing the amount of cash the sponsor paid for the founder shares by the number of founder shares issued. Our sponsor transferred 30,000 founder shares to each of Joel Motley, Matt Goldberg, and Priscilla Han, and 25,000 founder shares to each of Norman Pearlstine and Dale Mathias, our independent directors, at the same price originally paid for such shares. Dale Mathias transferred her founder shares back to our sponsor upon her leaving the board of directors. In addition, our sponsor transferred an aggregate of 100,000 founder shares to six advisors at the same price as originally paid for such shares. Our sponsor also surrendered 618,750 founder shares to us for no consideration due to the underwriter’s exercise of the over-allotment option. The Class B ordinary shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination, or earlier at the option of the holder thereof, on a one-for-one basis, subject to adjustment. On December 2, 2021, we effected an ordinary share dividend resulting in our sponsor receiving an additional 191,250 founders shares, in order to maintain the number of founder shares, on an as-converted basis, at 20% of the total number of Class A ordinary shares and Class B ordinary shares outstanding at such time.

Our sponsor and Apollo purchased an aggregate of 9,225,000 private placement warrants, each exercisable to purchase one ordinary share at $11.50 per share, subject to adjustment, at a price of $1.00 per warrant ($9,225,000 in the aggregate), in a private placement that closed substantially concurrent with our IPO. Our sponsor purchased 9,125,000 private placement warrants and Apollo purchased 100,000 private placement warrants. Each private placement warrant entitles the holder to purchase one ordinary share at $11.50 per share, subject to adjustment. The private placement warrants (including the Class A ordinary shares issuable upon exercise of the private placement warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold until 30 days after the completion of our initial business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor.

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

Refer to Note 5 of our financial statements for more information regarding our related party transactions.

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

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Norman Pearlstine, Joel Motley, Matt Goldberg and Priscilla Han are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered in 2022 and 2023:

Type of Fee	Year Ended December 31, 2023	Year Ended December 31, 2022
Audit Fees	91,110	88,942
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	12,875	-

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

EXHIBIT INDEX

Exhibit	Description
1.1	Underwriting Agreement, dated December 2, 2021, by and between the Registrant and Needham & Company LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 8, 2021)
3.4	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 8, 2021)
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1 filed with the Securities & Exchange Commission on November 19, 2021)
4.2	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-1 filed with the Securities & Exchange Commission on November 19, 2021)
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-1 filed with the Securities & Exchange Commission on November 19, 2021)
4.4	Warrant Agreement, dated December 2, 2021, among the Registrant and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 8, 2021)
4.5*	Description of Securities
10.1	Letter Agreement dated December 2, 2021, among the Registrant, Blue Ocean Sponsor LLC, Apollo SPAC Fund I, L.P., and the Registrant’s officers and directors (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 8, 2021)
10.3	Investment Management Trust Agreement dated December 2, 2021, between the Registrant and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 8, 2021)
10.4	Registration Rights Agreement, dated December 2, 2021, among the Registrant, Blue Ocean Sponsor LLC and certain other security holders named therein (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 8, 2021)
10.6	Private Placement Warrants Purchase Agreement, dated December 2, 2021, between the Registrant and Blue Ocean Sponsor LLC (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 8, 2021)
10.7	Form of Indemnity Agreement, dated December 2, 2021, between the Company and each officer and/or director (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K, filed with the Securities & Exchange Commission on December 8, 2021)

EXHIBIT INDEX

Exhibit	Description
10.8	Securities Subscription Agreement, dated as of April 6, 2021, between the Registrant and Blue Ocean Sponsor LLC (incorporated by reference to Exhibit 10.8 to Registration Statement on Form S-1 filed with the Securities & Exchange Commission on November 9, 2021)
10.9	Securities Subscription Agreement, dated as of October 28, 2021, by and among the Registrant, Blue Ocean Sponsor LLC and Apollo SPAC Fund I, L.P. (incorporated by reference to Exhibit 10.9 to Registration Statement on Form S-1 filed with the Securities & Exchange Commission on November 9, 2021)
10.10	Administrative Support Agreement, dated December 2, 2021, between the Registrant and Blue Ocean Sponsor LLC (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 8, 2021)
10.11	Amendment to Consulting Agreement between Blue Ocean Acquisition Corp and Richard Leggett, dated July 31, 2023 (incorporated by reference as exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 04, 2023)
10.12	Amendment to Consulting Agreement between Blue Ocean Acquisition Corp and Matt Lasov, dated July 31, 2023 (incorporated by reference as exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 04, 2023)
10.13	Amended and Restated Letter Agreement dated June 6, 2023, among the Registrant, Blue Ocean Sponsor LLC, Apollo SPAC Fund I, L.P., and the Registrant’s officers and directors (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on June 6, 2023)
14.1	Form of Code of Ethics (incorporated by reference to Exhibit 14.1 to Registration Statement on Form S-1 filed with the Securities & Exchange Commission on November 19, 2021)
31.1**	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2**	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
99.1	Form of Audit Committee Charter (incorporated by reference to Exhibit 99.1 to Registration Statement on Form S-1 filed with the Securities & Exchange Commission on November 19, 2021)
99.2	Form of Compensation Committee Charter (incorporated by reference to Exhibit 99.2 to Registration Statement on Form S-1 filed with the Securities & Exchange Commission on November 19, 2021)
97.1*	Compensation Clawback Policy effective October 2, 2023, as adopted pursuant to Section 954 of the Dodd-Frank Act of 2010
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase.
101.LAB*	Inline XBRL Taxonomy Label Document.
101.PRE*	Inline XBRL Definition Linkbase Document.
101.DEF*	Inline XBRL Definition Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	Furnished Herewith

Item 16. Form 10-K Summary.

Not applicable.

BLUE OCEAN ACQUISITION CORP.

Report of Independent Registered Public Accounting Firm
(PCAOB ID #688)

To the Shareholders and the Board of Directors of

Blue Ocean Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Blue Ocean Acquisition Corp. (the “Company”) as of December 31, 2023 and 2022, the related statements of operations, changes in shareholders’ deficit and cash flows for each of the two years in the period ended December 31, 2023 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities on or before June 7, 2024 by depositing into the Trust Account a specified amount for each of the one-month extensions through June 7, 2024. The Company entered into an agreement and plan of merger with a business combination target on June 6, 2023; however, the completion of this transaction is subject to the approval of the Company’s stockholders among other conditions. There is no assurance that the Company will obtain the necessary approvals, satisfy the required closing conditions, or raise the additional capital it needs to fund further business operations prior to June 7, 2024, if at all. The Company also has no approved plan in place to extend the business combination deadline and fund operations for any period of time after June 7, 2024 in the event that it is unable to complete a business combination by that date. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, NY

March 21, 2024

BLUE OCEAN ACQUISITION CORP.

BALANCE SHEETs

	December 31, 2023	December 31, 2022
Assets
Current Assets:
Cash	$61,977	$627,628
Prepaid expenses and other assets	66,214	236,042
Total current assets	128,191	863,670
Non-current assets
Cash held in trust account	67,214,745	196,226,283
Total assets	$67,342,936	$197,089,953
Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit
Current Liabilities:
Accounts payable and accrued expenses	$2,857,214	$576,727
Accounts Payable - Related Party	230,000	110,000
Promissory Note, Convertible - Related Party	1,095,833	-
Promissory Note	149,946	-
Total current liabilities	4,332,993	686,727
Accrued offering costs, non-current	806,823	806,823
Warrant liabilities	374,250	1,403,438
Deferred underwriting fee payable	6,641,250	6,641,250
Total liabilities	12,155,316	9,538,238

Commitments
Class A ordinary shares subject to possible redemption; 6,157,215 and 18,975,000 shares issued and outstanding at redemption value of $10.92 and $10.34 as of December 31, 2023 and December 31, 2022, respectively	67,214,745	196,226,283

Shareholders’ Deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none outstanding	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; no shares issued or outstanding (excluding 6,157,215 and 18,975,000 shares subject to possible redemption)	-	-
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 4,743,750 shares issued and outstanding at December 31, 2023 and 2022	474	474
Additional paid-in capital	-	-
Accumulated deficit	(12,027,599)	(8,675,042)
Total shareholders’ deficit	(12,027,125)	(8,674,568)
Total Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit	$67,342,936	$197,089,953

The accompanying notes are an integral part of the financial statements.

BLUE OCEAN ACQUISITION CORP.

STATEMENTs OF OPERATIONS

	December 31, 2023	December 31, 2022
General and administrative expenses	$4,125,912	$1,243,831
Loss from operations	(4,125,912)	(1,243,831)
Other Income (expense):
Interest income on marketable securities held in Trust Account	6,864,803	854,167
Unrealized gain on marketable securities held in Trust Account	670,104	1,822,183
Gain on change in fair value of warrant liabilities	1,029,188	11,226,187
Interest expense	(15,833)	-
Net income	$4,422,350	$12,658,706
Weighted average shares outstanding of Class A redeemable ordinary shares	14,866,285	18,975,000
Basic and diluted net income per ordinary share, Class A redeemable ordinary shares	$0.23	$0.53
Weighted average shares outstanding of Class B ordinary shares non-redeemable shares	4,743,750	4,743,750
Basic and diluted net income per ordinary share, Class B ordinary shares non-redeemable shares	$0.23	$0.53

The accompanying notes are an integral part of the financial statements.

BLUE OCEAN ACQUISITION CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2023

	Class B Ordinary shares		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2022	4,743,750	$474	$-	$(8,675,042)	$(8,674,568)
Accretion of Class A ordinary shares to redemption value	-	-	-	(7,774,907)	(7,774,907)
Net Income	-	-	-	4,422,350	4,422,350
Balance - December 31, 2023	4,743,750	$474	$-	$(12,027,559)	$(12,027,125)

BLUE OCEAN ACQUISITION CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2022

	Class B Ordinary shares		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	4,743,750	$474	$-	$(18,652,465)	$(18,651,991)
Accretion of Class A ordinary shares to redemption value	-	-	-	(2,681,283)	(2,681,283)
Net Income	-	-	-	12,658,706	12,658,706
Balance - December 31, 2022	4,743,750	$474	$-	$(8,675,042)	$(8,674,568)

The accompanying notes are an integral part of the financial statements.

BLUE OCEAN ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	December 31, 2023		December 31, 2022
Cash Flow from Operating Activities:
Net income		$4,422,350	$12,658,706
Adjustments to reconcile net income to net cash used in operating activities:
Interest income on marketable securities held in Trust Account		(6,864,803)	(854,167)
Unrealized gain on marketable securities held in Trust Account		(670,104)	(1,822,183)
Gain on change in fair value of warrant liabilities		(1,029,188)	(11,226,187)
Interest expense		15,833	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets		169,828	48,979
Other assets, non-current		-	236,041
Accounts payable and accrued expenses, current		2,280,487	436,874
Accounts Payable - Related Party		120,000	110,000
Net cash used in operating activities		(1,555,597)	(411,937)
Cash flow from investing activities:
Investment of cash in Trust Account		(240,000)	-
Investments withdrawn from Trust Account for redemptions		136,786,445	-
Net cash provided by investing activities		136,546,445	-
Cash flows from financing activities:
Payment of offering costs		-	(11,105)
Proceeds from convertible promissory note payable		1,080,000	-
Proceeds from promissory note payable		149,946	-
Payment to Redeeming Shareholders		(136,786,445)	-
Net cash used in financing activities		(135,556,499)	(11,105)
Net change in cash		(565,651)	(423,042)
Cash at the beginning of the period		627,628	1,050,670
Cash at the end of the period		$61,977	$627,628
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Deferred underwriting fee payable	$		$6,641,250
Accretion of ordinary shares subject to redemption		$7,774,907	$2,681,283

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

As of December 31, 2023, the Company had not yet commenced any operations. All activity for the period March 26, 2021 (inception), through December 31, 2023, relates to the Company’s formation and the initial public offering (the “Public Offering”) which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Public Offering. The Company has selected December 31 as its fiscal year end.

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

The Company’s Sponsor and Apollo have agreed (a) to vote their Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Public Offering in favor of a Business Combination, (b) not to propose an amendment to the Company’s Memorandum and Articles of Association with respect to the Company’s pre-Business Combination activities prior to the consummation of a Business Combination unless the Company provides dissenting public shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment; (c) not to redeem any shares (including the Founder Shares) into the right to receive cash from the Trust Account in connection with a shareholder vote to approve a Business Combination (or to sell any shares in a tender offer in connection with a Business Combination if the Company does not seek shareholder approval in connection therewith) or a vote to amend the provisions of the Amended and Restated Memorandum and Articles of Association relating to shareholders’ rights of pre-Business Combination activity and (d) that the Founder Shares shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated. However, the Sponsor and Apollo will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased during or after the Public Offering if the Company fails to complete its Business Combination.

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

Liquidity and Capital Resources

As of December 31, 2023 and December 31, 2022, the Company had approximately $61,977, and $627,628 in its operating bank account, respectively. At December 31, 2023 the Company had working capital deficit of $4,204,802, and positive working capital of $176,944 as of December 31, 2022.

The Company’s liquidity needs to date have been satisfied through a payment of $25,000 from the Sponsor to purchase the Founder Shares, the loan from the Sponsor under the Note (as defined in Note 5), and the proceeds from the consummation of the Private Placement not held in the Trust Account of $2.2 million. The Company repaid the Note in full on December 6, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of December 31, 2023 and December 31, 2022, there were no amounts outstanding under any Working Capital Loans.

Additionally, on June 20, 2023, the Company entered into a Promissory Note (as defined in Note 5) with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of up to $1,500,000. The Promissory Note is payable on the earlier of the date on which the Company consummates a Business Combination or June 7, 2024. Upon the consummation of the Business Combination, the Sponsor will have the option, but not the obligation, to convert the entire principal balance of the Promissory Note, in whole or in part, into private placement warrants of the post-business combination entity at a price of $1.00 per warrant. The terms of such private placement warrants (if issued) will be identical to the terms of the private placement warrants issued by the Company in connection with the IPO. The Promissory Note is subject to customary events of default, the occurrence of any of which automatically triggers the unpaid principal and interest balance of the Promissory Note and all other sums payable with regard to the Sponsor Note becoming immediately due and payable. As of December 31, 2023 the outstanding principal balance under the Note amounted to an aggregate of $1,080,000.

On August 3, 2023, the Company issued an unsecured promissory note to TNL with a principal amount equal to $400,000 (the “TNL Working Capital Note”). The TNL Working Capital Note is a non-interest bearing, unsecured promissory note that will not be repaid in the event that the Merger agreement is terminated prior to the Business Combination. The TNL Working Capital Note will be paid on the date on which the Company consummates the transactions contemplated by the Merger Agreement. The TNL Working Capital Notes is subject to events of default, the occurrence of any of which automatically triggers the unpaid principal and interest balance of the Promissory Note and all other sums payable with regard to the Sponsor Note becoming immediately due and payable. As of December 31, 2023, the outstanding principal balance under the Note amounted to an aggregate of $149,946.

Based on the foregoing, management believes that the Company will have insufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

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

Risks and Uncertainties

Management is currently evaluating the impact of the rising interest rates, inflation due to the Russia-Ukraine war and the conflict between Israel and Palestine on the industry and has concluded the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. Because the Company may acquire a domestic corporation or engage in a transaction in which a domestic corporation becomes our parent or our affiliate and our securities trade on US stock exchange, the Company may become a “covered corporation” within the meaning of the IR Act. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

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

Cash Held in Trust Account

During the twelve months ended December 31, 2023 and December 31, 2022, substantially all the assets held in the Trust Account were held in money market funds, which primarily invest in U.S. Treasury securities. On December 1, 2023, the substantially all of the assets held in the Trust Account were deposited into an interest-bearing demand deposit account.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $61,977 and $627,628 in cash held in its operating account as of December 31, 2023 and December 31, 2022, respectively. The Company did not have any cash equivalents as of December 31, 2023 and December 31, 2022.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Warrant Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

As of December 31, 2023 and December 31, 2022, the amount of Class A ordinary shares reflected on the balance sheet are reconciled in the following table:

Class A ordinary shares subject to possible redemption as of December 31, 2021	$193,545,000
Plus:
Adjust carrying value to redemption value	2,681,283
Class A ordinary shares subject to possible redemption as of December 31, 2022	$196,226,283
Plus:
Adjust carrying value to redemption value	7,774,907
Less:
Shares redeemed in September 2023	(136,786,445)
Class A ordinary shares subject to possible redemption as of December 31, 2023	$67,214,745

Net Income Per Ordinary Share

Basic income per ordinary share is computed by dividing net income applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period. Consistent with FASB 480, ordinary shares subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class method, have been excluded from the calculation of income per ordinary share for the year ended December 31, 2023 and December 31, 2022. Such shares, if redeemed, only participate in their pro rata share of trust earnings. Diluted income per share includes the incremental number of ordinary shares to be issued to settle warrants, as calculated using the treasury method. For the year ended December 31, 2023 and December 31, 2022, the Company did not have any dilutive warrants, securities or other contracts that could potentially, be exercised or converted into ordinary shares. As a result, diluted income per ordinary share is the same as basic income per ordinary share for all periods presented.

A reconciliation of net income per ordinary share is as follows:

	For the twelve months ended December 31, 2023		For the twelve months ended December 31, 2022
	Class A	Class B	Class A	Class B
EPS
Numerator: Net Income
Allocation of net income	$3,352,565	$1,069,785	$10,126,965	$2,531,741
Denominator: Weighted Average share
Basic and diluted weighted average ordinary shares outstanding	14,866,285	4,743,750	18,975,000	4,743,750
Basic and diluted net income per ordinary share	$0.23	$0.23	$0.53	$0.53

Stock Compensation Expense

The Company accounts for stock-based compensation expense in accordance with ASC 718, “Compensation - Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date and recognized over the requisite service period. To the extent a stock-based award is subject to a performance condition, the amount of expense recorded in a given period, if any, reflects an assessment of the probability of achieving such performance condition, with compensation recognized once the event is deemed probable to occur. Forfeitures are recognized as incurred. The Company has recognized no stock-based compensation expense during the period from inception to December 31, 2023.

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

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires additional quantitative and qualitative income tax disclosures to enable financial statements users better assess how an entity’s operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. For public business entities, ASU 2023-09 is effective for annual periods beginning after December 15, 2024, which will be fiscal 2025 for us. The Company expects the adoption to result in disclosure changes only.

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

The Company considers the excess fair value of the Founder Shares issued to the Anchor Investor above the purchase price as offering costs and will reduce the gross proceeds by this amount. The Company has valued the excess fair value over consideration of the founder shares offered to the Anchor Investor at $1,248,100. The excess of the fair value over consideration of the Founder Shares was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A and 5T and were allocated to shareholders’ equity and expenses upon the completion of the Public Offering.

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

Each Private Placement Warrant is identical to the warrants offered in the Public Offering, except there is no redemption rights or liquidating distributions from the trust account with respect to Private Placement Warrants, which will expire worthless if the Company does not consummate a Business Combination within the Combination Period. A portion of the proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Public Offering held in the Trust Account.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On March 26, 2021, the Company issued an aggregate of 4,312,500 shares of Class B ordinary shares (the “Founder Shares”) to the Sponsor for an aggregate purchase price of $25,000. On December 2, 2021, the Company effected a share capitalization of an additional 431,250 Class B ordinary shares, resulting in an aggregate of 4,743,750 Class B ordinary shares outstanding. All share and per-share amounts have been retroactively restated to reflect the share capitalization. The Founder Shares include an aggregate of up to 618,750 shares subject to forfeiture by the Sponsor to the extent that the underwriter’s overallotment is not exercised in full or in part, so that the Sponsor will collectively own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Public Offering.

The Sponsor and Anchor Investor have agreed not to transfer, assign or sell any of its Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination or (B) subsequent to our initial business combination (x) if the last reported sale price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share dividends, rights issuances, consolidations, reorganizations, recapitalizations and other similar transactions) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination or (y) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property.

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

Promissory Note-Related Party

On June 20, 2023, the Company issued an unsecured promissory note (the “Note”) to the Sponsor for borrowings from time to time of up to an aggregate of $1,500,000 which may be drawn by the Company to finance costs incurred in connection with a potential initial business combination and for working capital purposes and/or to finance monthly deposits into the Trust Account for each public share that is not redeemed in connection with the extension of the Company’s termination date from September 7, 2023 to June 7, 2024. The Note is interest bearing and is payable on the earlier of (i) June 7, 2024; (ii) the date on which the Company consummates a Business Combination or (iii) the Company liquidates the Trust Account upon the failure to consummate an initial business combination within the requisite time period. Upon consummation of the Company’s initial business combination, the Note may be converted, at the Sponsor’s discretion, into private placement warrants at a price of $1.00 per warrant. The warrants will be identical to the Private Placement Warrants. As of December 31, 2023 the outstanding principal balance under the Note amounted to an aggregate of $1,080,000.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into warrants at a price of $1.00 per warrant. The warrants will be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. There are no Working Capital Loans outstanding as of December 31, 2023 and December 31, 2022.

Administrative Support Agreement

On December 2, 2021, the Company entered into an Administrative Support Agreement pursuant to which the Company’s initial business combination or liquidation, the Company may reimburse an affiliate of the Sponsor up to an amount of $10,000 per month for office space and secretarial and administrative support. As of December 31, 2023 and December 31, 2022, there have been $120,000 and $110,000 and in charges, respectively, related to this agreement, $10,000 of which have been reimbursed.

Consulting Agreements

The Company and Mr. Leggett entered into a consulting agreement on October 11, 2022, as amended July 31, 2023 (the “Leggett Consulting Agreement”). Mr. Leggett is entitled to $20,000 per month for certain services Mr. Leggett provides to the Company and its affiliates. Mr. Leggett is further entitled to a success bonus of $250,000 to be paid within 10 business days of the close of the business combination, subject to adjustment as described in the Leggett Consulting Agreement. The Company and Mr. Lasov entered into a consulting agreement on November 22, 2022, as amended July 31, 2023 (the “Lasov Consulting Agreement”). Mr. Lasov is entitled to $32,500 per month for certain services Mr. Lasov provides to the Company and its affiliates. Mr. Lasov is further entitled to a success bonus of $150,000 to be paid within 10 business days of the close of the business combination, subject to adjustment as described in the Lasov Consulting Agreement.

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

Warrants- Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable 30 days after the consummation of a Business Combination. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

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

NOTE 8. SHAREHOLDERS’ DEFICIT

Preferred Shares-The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred shares. On December 31, 2023, and December 31, 2022 there were no preferred shares issued or outstanding.

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

Holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class on all other matters submitted to a vote of shareholders, except as required by law; provided that only holders of Class B ordinary shares have the right to vote for the election of directors prior to the Company’s initial Business Combination.

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

At December 31, 2023 and December 31, 2022, there were no Class A ordinary shares issued and outstanding, excluding 6,157,215 and 18,975,000 Class A ordinary shares subject to possible redemption and 4,743,750 Class B ordinary shares issued and outstanding.

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis on December 31, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	December 31, 2023	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash held in Trust Account	$67,214,745	$67,214,745	$-	$-
Liabilities:
Warrant liabilities - Public Warrants	$189,750	$-	$189,750	$-
Warrant liabilities - Private Placement Warrants	$184,500	$-	$-	$184,500

	December 31, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Marketable securities held in Trust Account	$196,226,283	$196,226,283	$-	$-
Liabilities:
Warrant liabilities - Public Warrants	$711,563	$-	$711,563	$-
Warrant liabilities - Private Placement Warrants	$691,875	$-	$-	$691,875

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

The Private Placement Warrants were valued using a Black-Scholes option pricing model, which is considered to be a Level 3 fair value measurement. The key inputs into the Black-Scholes option pricing model for the Private Placement Warrants were as follows as of December 31, 2023:

	December 31, 2023	December 31, 2022
Input
Risk-free interest rate	-	-
Expected term (years)	4.78	5.20
Expected volatility	-	-
Exercise price	$11.50	$11.50
Fair value of Class A ordinary shares	$10.78	$10.28

The Company’s use of both models required the use of subjective assumptions:

●	The risk-free interest rate assumption was based on the U.S. Treasury Constant Maturity rate for the expected term of the warrants.

●	The expected term was determined utilizing a probability weighted term input to be consistent with the stock price and volatility inputs which are reflective of the probability of successful merger.

●	The expected volatility assumption was based on the implied volatility solved by calibrating the warrant value output from a Binomial Lattice based model to the publicly observed, traded price on each valuation date. An increase in the expected volatility, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.

●	The fair value of one Class A ordinary share is inferred by solving to the publicly-traded stock price.

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

The following table presents the changes in the fair value of the Company’s financial instruments that are measured at fair value:

Fair value as of January 1, 2022	$12,629,625
Transfer of Public Warrants to Level 3 measurement	(6,356,625)
Change in fair value	(3,228,750)
Fair value as of March 31, 2022	$3,044,250
Change in fair value	(1,845,000)
Fair value as of June 30, 2022	$1,199,250
Change in fair value	(184,500)
Fair value as of September 30, 2022	$1,014,750
Change in fair value	(322,875)
Fair value as of December 31, 2022	$691,875
Change in fair value	139,298
Fair value as of March 31, 2023	$831,173
Change in fair value	(433,575)
Fair value as of June 30, 2023	$397,598
Change in fair value	119,925
Fair value as of September 30, 2023	$517,523
Change in fair value	(333,023)
Fair value as of December 31, 2023	$184,500

NOTE 10. SUBSEQUENT EVENTS

Management of the Company evaluated events that have occurred after the balance sheet date through the date the financial statements were issued. Based upon this review, management did not identify any recognized or non-recognized subsequent events, other than below, that would have required adjustment or disclosure in the financial statements.

In accordance with the Extension Amendment on January 2, 2024 and February 2, 2024 and March 1, 2024 the Company deposited $60,000 into the Trust Account in order to effect the additional one-month extensions, which has extended the deadline to April 7, 2024 to consummate the Business Combination.

On January 8, 2024 and February 6, 2024 the Company made additional draws of $100,000 and $110,000, respectively, on the Working Capital Promissory Note. On January 8, 2024 and February 16, 2024 the Company made additional draws of $49,980 on the TNL Working Capital Note. The funds will be used to finance working capital needs and to fund the required extension payments into the trust account.

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

Signature	Title	Date

/s/ Marcus Brauchli
Marcus Brauchli	Chairman	March 21, 2024

/s/ Richard Leggett	Chief Executive Officer
Richard Leggett	(Principal Executive Officer)	March 21, 2024

/s/ Matt Lasov	Chief Financial Officer
Matt Lasov	(Principal Financial and Accounting Officer)	March 21, 2024

/s/ Norman Pearlstine
Norman Pearlstine	Director	March 21, 2024

/s/ Joel Motley
Joel Motley	Director	March 21, 2024

/s/ Matt Goldberg
Matt Goldberg	Director	March 21, 2024

/s/ Priscilla Han
Priscilla Han	Director	March 21, 2024

/s/ Sean Glodek
Sean Glodek	Director	March 21, 2024