Form 10-Q
period 2024-03-31
Blue Ocean Acquisition Corp
filed 2024-05-13
CIK 1856961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 13, 2024, there were 6,157,215 Class A ordinary shares and 4,743,750 Class B ordinary shares of the registrant issued and outstanding.

BLUE OCEAN ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2024

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements

BLUE OCEAN ACQUISITION CORP

CONDENSED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Current Assets:
Cash	$38,609	$61,977
Prepaid expenses and other assets	158,747	66,214
Total current assets	197,356	128,191
Non-current assets
Cash held in trust account	68,271,419	67,214,745
Total assets	$68,468,775	$67,342,936
Liabilities and Shareholders’ Deficit
Current Liabilities:
Accounts payable and accrued expenses	$3,631,709	$2,857,214
Accounts payable – Related Party	260,000	230,000
Promissory note, convertible – Related Party	1,428,463	1,095,833
Promissory note	249,906	149,946
Total current liabilities	5,570,078	4,332,993
Accrued offering costs, non-current	806,823	806,823
Warrant liabilities	359,280	374,250
Deferred underwriting fee payable	6,641,250	6,641,250
Total liabilities	13,377,431	12,155,316
Commitments
Class A ordinary shares subject to possible redemption; 6,157,215 shares issued and outstanding at redemption value of $11.09 and $10.92 as of March 31, 2024 and December 31, 2023, respectively	68,271,419	67,214,745
Shareholders’ Deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none outstanding	—	—
Class A ordinary shares, $0.0001 Par Value; 200,000,000 shares authorized; no shares issued or outstanding (excluding 6,157,215 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 Par Value; 20,000,000 shares authorized; 4,743,750 shares issued and outstanding at March 31, 2024 and December 31, 2023	474	474
Additional paid-in capital	—	—
Accumulated deficit	(13,180,549)	(12,027,599)
Total shareholders’ deficit	(13,180,075)	(12,027,125)
Total Liabilities and Shareholders’ Deficit	$68,468,775	$67,342,936

The accompanying notes are an integral part of the unaudited condensed financial statements.

BLUE OCEAN ACQUISITION CORP

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For The Three Months Ended March 31,
	2024	2023
General and administrative expenses	$985,290	$308,404
Loss from operations	(985,290)	(308,404)

Other income (expense):
Interest earned on cash and marketable securities held in Trust Account	876,674	2,138,122
Unrealized loss on marketable securities held in Trust Account	—	92,492
Change in fair value of warrant liabilities	14,970	(282,559)
Interest expense	(2,630)	—
Net (loss) income	$(96,276)	$1,639,651
Weighted average shares outstanding of Class A redeemable ordinary shares	6,175,215	18,975,000
Basic and diluted net (loss) income per ordinary share, Class A redeemable ordinary shares	$(0.01)	$0.07
Weighted average shares outstanding of Class B ordinary shares non-redeemable shares	4,743,750	4,743,750
Basic and diluted net (loss) income per ordinary share, Class B ordinary shares non-redeemable shares	$(0.01)	$0.07

The accompanying notes are an integral part of the unaudited condensed financial statements.

BLUE OCEAN ACQUISITION CORP

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Class B Ordinary shares		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2023	4,743,750	$474	$—	$(12,027,599)	$(12,027,125)
Accretion of Class A ordinary shares to redemption value	—	—	—	(1,056,674)	(1,056,674)
Net loss	—	—	—	(96,276)	(96,276)
Balance – March 31, 2024	4,743,750	$474	$—	$(13,180,549)	$(13,180,075)

BLUE OCEAN ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Class B Ordinary shares		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2022	4,743,750	$474	$—	$(8,675,042)	$(8,674,568)
Accretion of Class A ordinary shares to redemption value				(2,230,614)	(2,230,614)
Net income	—	—	—	1,639,651	1,639,651
Balance – March 31, 2023	4,743,750	$474	$—	$(9,266,005)	$(9,265,531)

The accompanying notes are an integral part of the unaudited condensed financial statements.

BLUE OCEAN ACQUISITION CORP

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For The Three Months Ended March 31,
	2024	2023
Cash Flow from Operating Activities:
Net (loss) income	$(96,276)	$1,639,651
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(876,674)	(2,138,122)
Unrealized gain on marketable securities held in Trust Account	—	(92,492)
Change in fair value of warrant liabilities	(14,970)	282,559
Interest expense	2,630	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(92,533)	276
Accounts payable and accrued expenses, current	774,495	13,613
Accounts Payable – Related Party	30,000	30,000
Net cash used in operating activities	(273,328)	(264,515)
Cash flows from investing activities:
Cash deposited in Trust Account	(180,000)	—
Cash flows used in investing activities	(180,000)	—
Cash flows from financing activities:
Proceeds from convertible promissory note payable	330,000	—
Proceeds from promissory note payable	99,960	—
Net cash provided by financing activities	429,960	—
Net change in cash	(23,368)	(264,515)
Cash at the beginning of the period	61,977	627,628
Cash at the end of the period	$38,609	$363,113
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Deferred underwriting fee payable	$—	$6,641,250
Accretion of ordinary shares subject to redemption	$1,056,674	$2,230,614

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

As of March 31, 2024, the Company had not yet commenced any operations. All activity through March 31, 2024, relates to the Company’s formation and the initial public offering (the “Public Offering”) which is described below, and subsequent to the Public Offering, identifying a target for a Business Combination, including the negotiation of the Merger Agreement. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company has selected December 31 as its fiscal year end.

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

Following the closing of the Public Offering, the sale of the Private Placement Warrants, the sale of the Over-Allotment Option Units and the sale of the Additional Private Placement Shares, an amount of $193,545,000 ($10.20 per Public Unit) was placed in a trust account (the “Trust Account”), located in the United States and until November 2023, was invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in a money market fund meeting certain conditions of Rule 2a-7 of the Investment Company Act, which invests only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

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

On January 24, 2024, the SEC issued final rules (the “SPAC Rules”) relating to, among other things, disclosures in business combination transactions between special purpose acquisition companies (“SPACs”) such as us and private operating companies; the condensed financial statement requirements applicable to transactions involving shell companies; and the use of projections by SPACs in SEC filings in connection with proposed business combination transactions. In connection with the issuance of the SPAC Rules, the SEC also issued guidance (the “SPAC Guidance”) regarding the potential liability of certain participants in proposed business combination transactions and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940, as amended (“Investment Company Act”) based on certain facts and circumstances such as duration, asset composition, sources of income, business purpose and activities of the SPAC and its management team in furtherance of such goals.

To mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, in November 2023, the Company instructed Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter deposited the cash from the liquidation of the trust assets into an interest-bearing demand deposit account until the earlier of the consummation of the initial Business Combination or the Company’s liquidation, with Continental Stock Transfer & Trust Company continuing to act as trustee. As a result, following such liquidation, we would receive minimal interest, if any, on the funds held in the trust account, which would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

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

The Company will provide its holders of the outstanding Public Shares (the “public shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. In connection with a proposed Business Combination, the Company may seek shareholder approval of a Business Combination at a meeting called for such purpose at which shareholders may seek to redeem their shares, regardless of whether they vote for or against a Business Combination. Subject to the condition of the Merger Agreement, the Company will proceed with a Business Combination only if the TNL has net tangible assets of at least $5,000,001 immediately after the Effective Time, as determined by the Merger Agreement, upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination.

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

The Company’s Sponsor and Apollo have agreed (a) to vote their Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Public Offering in favor of a Business Combination, (b) not to propose an amendment to the Company’s Memorandum and Articles of Association with respect to the Company’s pre-Business Combination activities prior to the consummation of a Business Combination unless the Company provides dissenting Public Shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment; (c) not to redeem any shares (including the Founder Shares) into the right to receive cash from the Trust Account in connection with a shareholder vote to approve a Business Combination (or to sell any shares in a tender offer in connection with a Business Combination if the Company does not seek shareholder approval in connection therewith) or a vote to amend the provisions of the Amended and Restated Memorandum and Articles of Association relating to shareholders’ rights of pre-Business Combination activity; and (d) that the Founder Shares shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated. However, the Sponsor and Apollo will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased during or after the Public Offering if the Company fails to complete its Business Combination.

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

Liquidity, Capital Resources and Going Concern

As of March 31, 2024, and December 31, 2023, the Company had approximately $38,609 and $61,977 in its operating bank account, respectively, and working capital deficiency of approximately $5,372,722 as of March 31, 2024.

The Company’s liquidity needs to date have been satisfied through a payment of $25,000 from the Sponsor to purchase the Founder Shares, the loan from the Sponsor under the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account of $2.2 million. The Company repaid the Note in full on December 6, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of March 31, 2024 and December 31, 2023, there were no amounts outstanding under any Working Capital Loans.

On June 20, 2023, the Company entered into a Promissory Note (as defined in Note 5) with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of up to $1,500,000. The Promissory Note is payable on the earlier of the date on which the Company consummates a Business Combination or June 7, 2024. Upon the consummation of the Business Combination, the Sponsor will have the option, but not the obligation, to convert the entire principal balance of the Promissory Note, in whole or in part, into private placement warrants of the post-business combination entity at a price of $1.00 per warrant. The terms of such private placement warrants (if issued) will be identical to the terms of the private placement warrants issued by the Company in connection with the IPO. The Promissory Note is subject to customary events of default, the occurrence of any of which automatically triggers the unpaid principal and interest balance of the Promissory Note and all other sums payable with regard to the Sponsor Note becoming immediately due and payable. As of March 31, 2024 and December 31, 2023, the outstanding principal balance under the Note amounted to an aggregate of $1,410,000 and 1,080,000, respectively.

On August 3, 2023, the Company issued an unsecured promissory note to TNL with a principal amount equal to $400,000 (the “TNL Working Capital Note”). The TNL Working Capital Note is a non-interest bearing, unsecured promissory note that will not be repaid in the event that the Merger agreement is terminated prior to the Business Combination. The TNL Working Capital Note will be paid on the date on which the Company consummates the transactions contemplated by the Merger Agreement. The TNL Working Capital Notes is subject to events of default, the occurrence of any of which automatically triggers the unpaid principal and interest balance of the Promissory Note and all other sums payable with regard to the Sponsor Note becoming immediately due and payable. As of March 31, 2024 and December 31, 2023, the outstanding principal balance under the Note amounted to an aggregate of $249,906 and $149,946, respectively.

On April 5, 2024, the Company entered into a promissory note with the Sponsor pursuant to which the Sponsor agreed to loan the Company a principal amount equal to $750,000 (the “Sponsor Promissory Note”). The Sponsor Promissory Note is a non-interest bearing, unsecured promissory note which may be drawn down by the Company from time to time to be used for costs and expenses related to the Company’s initial merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination involving the Company and one or more businesses or entities. Pursuant to the terms of the Sponsor Promissory Note, if the Business Combination is not consummated, the Sponsor Promissory Note will be repaid solely to the extent that the Company has funds available to it outside of its Trust Account, and that all other amounts will be contributed to capital, forfeited, eliminated or otherwise forgiven or eliminated. The Sponsor Promissory Note is subject to events of default, the occurrence of any of which automatically triggers the unpaid principal of the Sponsor Promissory Note and all other sums payable with regard to the Sponsor Note becoming immediately due and payable. As of March 31, 2024, there was no amount outstanding balance under the Sponsor Promissory Note.

In accordance with the Extension Amendment, on January 2, 2024, February 2, 2024, March 1, 2024, April 1, 2024 and May 1, 2024, the Company deposited $60,000 into the Trust Account in order to effect additional one month extensions, which extended the deadline to June 7, 2024 to consummate the Business Combination.

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

Risks and Uncertainties

Management is currently evaluating the impact of rising interest rates, inflation, the Russia-Ukraine war and the conflict in Israel and Palestine on the industry and has concluded that while it is reasonably possible that any of these could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Current Report on Form 10-K, as filed with the SEC on March 21, 2024.  The interim results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future interim periods.

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

Cash Held in Trust Account

At March 31, 2024 and December 31, 2023, all of the assets held in the Trust Account were held in a demand deposit account. Prior to November 2023, the Trust Account was invested in marketable securities and money market funds.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $38,609 and $61,977 in cash held in its operating account as of March 31, 2024 and December 31, 2023, respectively. The Company did not have any cash equivalents as of March 31, 2024 and December 31, 2023.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

As of March 31, 2024 and December 31, 2023, the amount of Class A ordinary shares reflected on the balance sheet are reconciled in the following table:

Class A ordinary shares subject to possible redemption as of December 31, 2022	$196,226,283
Plus
Adjust carrying value to initial redemption value	7,774,907
Less
Shares redeemed in September 2023	(136,786,445)

Class A ordinary shares subject to possible redemption as of December 31, 2023	$67,214,745
Plus
Adjust carrying value to initial redemption value	1,056,674
Class A ordinary shares subject to possible redemption as of March 31, 2024	$68,271,419

Net (Loss) Income Per Ordinary Share

Basic (loss) income per ordinary share is computed by dividing net (loss) income applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period. Consistent with ASC 480, ordinary shares subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class method, have been excluded from the calculation of (loss) income per ordinary share for the three months ended March 31, 2024. Such shares, if redeemed, only participate in their pro rata share of trust earnings. Diluted (loss) income per share includes the incremental number of ordinary shares to be issued to settle warrants, as calculated for the three months ended March 31, 2024. The Company did not have any dilutive warrants, securities or other contracts that could potentially be exercised or converted into ordinary shares. As a result, diluted (loss) income per ordinary share is the same as basic (loss) income per ordinary share for all periods presented.

A reconciliation of net (loss) income per ordinary share is as follows:

	For the Three Months ended March 31, 2024		For the Three Months ended March 31, 2023
	Class A	Class B	Class A	Class B
EPS
Numerator: Net (Loss) Income
Allocation of net (loss) income	$(54,380)	$(41,896)	$1,311,721	$327,930
Denominator: Weighted Average share
Basic and diluted weighted average shares outstanding	6,157,215	4,743,750	18,975,000	4,743,750
Basic and diluted net (loss) income per ordinary share	$(0.01)	$(0.01)	$0.07	$0.07

Stock Compensation Expense

The Company accounts for stock-based compensation expense in accordance with ASC 718, “Compensation - Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date and recognized over the requisite service period. To the extent a stock-based award is subject to a performance condition, the amount of expense recorded in a given period, if any, reflects an assessment of the probability of achieving such performance condition, with compensation recognized once the event is deemed probable to occur. Forfeitures are recognized as incurred. The Company has not recognized any stock-based compensation expense during the three months ended March 31, 2024, and the period from inception to December 31, 2023.

Accounting Standards Recently Implemented

In August 2020, the FASB issued ASU No. 2020-06 Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815–40) (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in GAAP. The ASU’s amendments are effective for smaller reporting companies for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company adopted ASU 2020-06 on January 1, 2024. The adoption of ASU 2020-06 did not have a material impact on the Company’s unaudited condensed financial statements and disclosures.

Recently Issued Accounting Standards

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into warrants at a price of $1.00 per warrant. The warrants will be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. There are no Working Capital Loans outstanding as of March 31, 2024 and December 31, 2023.

Promissory Note – Related Party

On June 20, 2023, the Company issued an unsecured promissory note (the “Note”) to the Sponsor for borrowings from time to time of up to an aggregate of $1,500,000 which may be drawn by the Company to finance costs incurred in connection with a potential initial business combination and for working capital purposes and/or to finance monthly deposits into the Trust Account for each public share that is not redeemed in connection with the extension of the Company’s termination date from September 7, 2023 to June 7, 2024. The Note is interest bearing and is payable on the earlier of (i) June 7, 2024; (ii) the date on which the Company consummates a Business Combination or (iii) the Company liquidates the Trust Account upon the failure to consummate an initial business combination within the requisite time period. Upon consummation of the Company’s initial business combination, the Note may be converted, at the Sponsor’s discretion, into private placement warrants at a price of $1.00 per warrant. The warrants will be identical to the Private Placement Warrants. As of March 31, 2024 and December 31, 2023, the outstanding principal balance under the Note amounted to an aggregate of $1,410,000 and 1,080,000, respectively.

Sponsor Promissory Note

On April 5, 2024, the Company entered into a promissory note with the Sponsor pursuant to which the Sponsor agreed to loan the Company a principal amount equal to $750,000 (the “Sponsor Promissory Note”). The Sponsor Promissory Note is a non-interest bearing, unsecured promissory note which may be drawn down by the Company from time to time to be used for costs and expenses related to the Company’s initial merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination involving the Company and one or more businesses or entities. Pursuant to the terms of the Sponsor Promissory Note, if the Business Combination is not consummated, the Sponsor Promissory Note will be repaid solely to the extent that the Company has funds available to it outside of its Trust Account, and that all other amounts will be contributed to capital, forfeited, eliminated or otherwise forgiven or eliminated. The Sponsor Promissory Note is subject to events of default, the occurrence of any of which automatically triggers the unpaid principal of the Sponsor Promissory Note and all other sums payable with regard to the Sponsor Note becoming immediately due and payable. As of March 31, 2024, there was no amount outstanding principal balance under the Sponsor Promissory Note.

Administrative Support Agreement

On December 2, 2021, the Company entered into an administrative support agreement pursuant to which, until the Company’s initial business combination or liquidation, the Company may reimburse an affiliate of the Sponsor up to an amount of $10,000 per month for office space and secretarial and administrative support (the “Administrative Support Agreement”). As of March 31, 2024 and December 31, 2023, there have been $30,000 and $120,000 in charges incurred, respectively.

Consulting Agreements

The Company and Mr. Leggett entered into a consulting agreement on October 11, 2022, as amended July 31, 2023 (the “Leggett Consulting Agreement”). Under the Leggett Consulting Agreement, Mr. Leggett is entitled to $20,000 per month for certain services Mr. Leggett provides to the Company and its affiliates. Mr. Leggett is separately entitled under the Leggett Consulting Agreement to a success bonus of $250,000 to be paid within 10 business days of the close of the business combination, subject to a reduction by $17,500 for each month in which the Company pays Mr. Leggett a consulting service fee under the Leggett Consulting Agreement. The Company and Mr. Lasov entered into a consulting agreement on November 22, 2022, as amended July 31, 2023 (the “Lasov Consulting Agreement”). Under the Lasov Consulting Agreement, Mr. Lasov is entitled to $32,500 per month for certain services Mr. Lasov provides to the Company and its affiliates. Mr. Lasov is separately entitled under the Lasov Consulting Agreement to a success bonus of $150,000 to be paid within 10 business days of the close of the business combination, subject to a reduction by the amount of each consulting service fee paid to Mr. Lasov by the Company under the Lasov Consulting Agreement. Mr. Lasov has agreed that as of February 1, 2024, he will not be invoicing the Company for services performed under the Lasov Consulting Agreement with the Company. Mr. Leggett has agreed that as of April 1, 2024, he will reduce his monthly service fee under the Leggett Consulting Agreement to $5,000.

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

NOTE 8. SHAREHOLDERS’ DEFICIT

Preferred Shares-The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred shares. On March 31, 2024 and December 31, 2023, there were no preferred shares issued or outstanding.

Class A Ordinary shares-The Company is authorized to issue up to 200,000,000 shares of Class A, $0.0001 par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share.

Class B Ordinary shares-The Company is authorized to issue up to 20,000,000 shares of Class B, $0.0001 par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. On December 2, 2021, the Company effected a share capitalization of an additional 431,250 Class B ordinary shares, resulting in an aggregate of 4,743,750 Class B ordinary shares outstanding, after giving effect to the repurchase by the Sponsor of 25,000 Class B ordinary shares from Dale Mathias upon her resignation from the Board. All share and per-share amounts have been retroactively restated to reflect the share capitalization.

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

At March 31, 2024 and December 31, 2023, there were no Class A ordinary shares issued and outstanding, excluding 6,157,215 of Class A ordinary shares subject to possible redemption (see Note 2), and 4,743,750 of Class B ordinary shares issued and outstanding.

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis on March 31, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	March 31, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash held in Trust Account	$68,271,419	$68,271,419	$—	$—
Liabilities:
Warrant liabilities – Public Warrants	$182,160	$—	$182,160	$—
Warrant liabilities – Private Placement Warrants	$177,120	$—	$—	$177,120

	December 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash held in Trust Account	$67,214,745	$67,214,745	$—	$—
Liabilities:
Warrant liabilities – Public Warrants	$189,750	$—	$189,750	$—
Warrant liabilities – Private Placement Warrants	$184,500	$—	$—	$184,500

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

The Private Placement Warrants were valued using a Black-Scholes option pricing model, which is considered to be a Level 3 fair value measurement. The key inputs into the Black-Scholes option pricing model for the Private Placement Warrants were as follows as of March 31, 2024:

Input	March 31, 2024	December 31, 2023
Risk-free interest rate	—	—
Expected term (years)	4.50	4.78
Expected volatility	—	—
Exercise price	$11.50	$11.50
Fair value of Class A ordinary shares	$11.05	$10.28

The Company’s use of the Black-Scholes option pricing model required the use of subjective assumptions:

●	The risk-free interest rate assumption was based on the U.S. Treasury Constant Maturity rate for the expected term of the warrants.

●	The expected term was determined utilizing a probability weighted term input to be consistent with the stock price and volatility inputs which are reflective of the probability of successful merger.

●	The expected volatility assumption was based on the implied volatility solved by calibrating the warrant value output from a Binomial Lattice based model to the publicly observed, traded price on each valuation date. An increase in the expected volatility, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.

●	The fair value of one Class A ordinary share is the publicly-traded stock price.

The following table presents the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value:

Fair value as of December 31, 2022	$691,875
Change in fair value	139,298
Fair value as of March 31, 2023	$831,173
Change in fair value	(433,575)
Fair value as of June 30, 2023	$397,598
Change in fair value	119,925
Fair value as of September 30, 2023	$517,523
Change in fair value	(333,023)
Fair value as of December 31, 2023	$184,500
Change in fair value	(7,380)
Fair value as of March 31, 2024	$177,120

NOTE 10. SUBSEQUENT EVENTS

Management of the Company evaluated events that have occurred after the balance sheet date through the date the financial statements were issued. Based upon this review, management did not identify any recognized or unrecognized subsequent events that would have required adjustment or disclosure in the financial statements.

In accordance with the Extension Amendment, on April 1, 2024 and May 1, 2024, the Company deposited $60,000 into the Trust Account in order to effect additional one month extensions, which extended the deadline to June 7, 2024 to consummate the Business Combination.

As noted in Note 5 above, Mr. Leggett has agreed that as of April 1, 2024 he will reduce his monthly service fee under the Leggett Consulting Agreement to $5,000.

On April 5, 2024 the Company entered into a promissory note with the Sponsor pursuant to which the Sponsor agreed to loan the Company a principal amount equal to $750,000 (the “Sponsor Promissory Note”). The Sponsor Promissory Note is a non-interest bearing, unsecured promissory note which may be drawn down by the Company from time to time to be used for costs and expenses related to the Company’s initial merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination involving the Company and one or more businesses or entities.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements contained in this Quarterly Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 21, 2024 and under the heading “Item 1A. Risk Factors” of this Quarterly Report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

On August 29, 2023, shareholders of the Company held an extraordinary general meeting of shareholders (the “Extraordinary General Meeting”) in lieu of the 2023 annual general meeting of the shareholders of the Company. At the Extraordinary General Meeting, the Company’s shareholders approved the proposal to amend the Company’s Amended and Restated Memorandum and Articles of Association to give the Company the right to extend the date by which it has to consummate a business combination from September 7, 2023 to June 7, 2024, by depositing into the Trust Account $60,000 for each of the nine subsequent one-month extensions. In connection therewith the shareholders of record were provided the opportunity to exercise their redemption rights (the “Extension Amendment”). Holders of 12,817,785 shares of Class A ordinary shareholders exercised their right to redemption at a per share redemption price of approximately $10.67. On September 5, 2023, a total of $136,786,445 in redemption payments were made in connection with this redemption. Following the redemption, the Company had a total of 6,157,215 shares of Class A ordinary shares outstanding

As of March 31, 2024 and December 31, 2023, we had cash of approximately $38,609 and $61,977 respectively. As of March 31, 2024 and December 31, 2023 we had a working capital deficit of approximately $5,372,722 and $4,204,802, respectively. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete a business combination will be successful.

Results of Operations

We did not commence operations until after the closing of our Public Offering in December 2021, and as of March 31, 2024, we have not engaged in any significant operations nor generated any operating revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of interest income on cash and cash equivalents. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. We have incurred and expect to continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2024, we had net loss of $96,276 which was impacted by the change in fair value of warrant liability of $14,970, interest earned on cash held in trust account of $876,674 offset by interest expense of $2,630 and a loss from operations of $985,290.

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

For the three months ended March 31, 2024, cash used in operating activities was $273,328. Net loss of $96,276 was impacted by interest earned on cash held in the Trust Account of $876,674, change in fair value of warrant liability of $14,970, interest expense of $2,630 and changes in operating assets and liabilities, $711,962.

As of Mach 31, 2024, and December 31, 2023, we had investments of $68,271,419 and $67,214,745 held in the Trust Account, respectively. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes paid and deferred underwriting commissions) to complete our initial Business Combination. We may withdraw interest to pay taxes.

In connection with Extraordinary General Meeting, the shareholders of record were provided the opportunity to exercise their redemption rights. Holders of 12,817,785 shares of Class A ordinary shareholders exercised their right to redemption, subsequently a total of $136,786,445 in redemption payments were made in connection with this redemption from the Trust Account. During the three months ended March 31, 2024 and the year ended December 31, 2023, we did not withdraw any other interest earned on the Trust Account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2024 and December 31, 2023, we had cash of $38,609 and $61,977 outside of the Trust Account, respectively. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial Business Combination.

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

On June 20, 2023, the Company entered into a Promissory Note (as defined in Note 5) with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of up to $1,500,000. The Promissory Note is payable on the earlier of the date on which the Company consummates a Business Combination or June 7, 2024. Upon the consummation of the Business Combination, the Sponsor will have the option, but not the obligation, to convert the entire principal balance of the Promissory Note, in whole or in part, into private placement warrants of the post-business combination entity at a price of $1.00 per warrant. The terms of such private placement warrants (if issued) will be identical to the terms of the private placement warrants issued by the Company in connection with the IPO. The Promissory Note is subject to customary events of default, the occurrence of any of which automatically triggers the unpaid principal and interest balance of the Promissory Note and all other sums payable with regard to the Sponsor Note becoming immediately due and payable. As of March 31, 2024 and December 31, 2023 the outstanding principal balance under the Note amounted to an aggregate of $1,410,000 and $1,080,000, respectively.

On August 3, 2023, the Company issued an unsecured promissory note to TNL with a principal amount equal to $400,000 (the “TNL Working Capital Note”). The TNL Working Capital Note is a non-interest bearing, unsecured promissory note that will not be repaid in the event that the Merger agreement is terminated prior to the Business Combination. The TNL Working Capital Note will be paid on the date on which the Company consummates the transactions contemplated by the Merger Agreement. The following shall constitute an event of default under the TNL Working Capital Note: (i) a failure to pay the principal within five business days of the maturity date and (ii) the commencement of a voluntary or involuntary bankruptcy action. As of March 31, 2024 and December 31, 2023 the outstanding principal balance under the TNL Working Capital Note amounted to an aggregate of $249,906 and $149,946, respectively.

On April 5, 2024, the Company entered into a promissory note with the Sponsor pursuant to which the Sponsor agreed to loan the Company a principal amount equal to $750,000 (the “Sponsor Promissory Note”). The Sponsor Promissory Note is a non-interest bearing, unsecured promissory note which may be drawn down by the Company from time to time to be used for costs and expenses related to the Company’s initial merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination involving the Company and one or more businesses or entities. Pursuant to the terms of the Sponsor Promissory Note, if the Business Combination is not consummated, the Sponsor Promissory Note will be repaid solely to the extent that the Company has funds available to it outside of its Trust Account, and that all other amounts will be contributed to capital, forfeited, eliminated or otherwise forgiven or eliminated. The Sponsor Promissory Note is subject to events of default, the occurrence of any of which automatically triggers the unpaid principal of the Sponsor Promissory Note and all other sums payable with regard to the Sponsor Note becoming immediately due and payable. As of March 31, 2024, there was no amount outstanding under the Sponsor Promissory Note.

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

Off-Balance Sheet Financing Arrangements

As of March 31, 2024, we did not have any obligations, assets or liabilities that would be considered off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

Contractual Obligations

Administrative Support Agreement

The Company has an Administrative Support Agreement pursuant to which the Company may reimburse an affiliate of the Sponsor up to an amount of $10,000 per month for office space and secretarial and administrative support.

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

Consulting Agreements

The Company and Mr. Leggett entered into a consulting agreement on October 11, 2022, as amended July 31, 2023 (the “Leggett Consulting Agreement”). Under the Leggett Consulting Agreement, Mr. Leggett is entitled to $20,000 per month for certain services Mr. Leggett provides to the Company and its affiliates. Mr. Leggett is separately entitled under the Leggett Consulting Agreement to a success bonus of $250,000 to be paid within 10 business days of the close of the business combination, subject to a reduction by $17,500 for each month in which the Company pays Mr. Leggett a consulting service fee under the Leggett Consulting Agreement. The Company and Mr. Lasov entered into a consulting agreement on November 22, 2022, as amended July 31, 2023 (the “Lasov Consulting Agreement”). Under the Lasov Consulting Agreement, Mr. Lasov is entitled to $32,500 per month for certain services Mr. Lasov provides to the Company and its affiliates. Mr. Lasov is separately entitled under the Lasov Consulting Agreement to a success bonus of $150,000 to be paid within 10 business days of the close of the business combination, subject to a reduction by the amount of each consulting service fee paid to Mr. Lasov by the Company under the Lasov Consulting Agreement. Mr. Lasov has agreed that as of February 1, 2024, he will not be invoicing the Company for services performed under the Lasov Consulting Agreement with the Company. Mr. Leggett has agreed that as of April 1, 2024, he will reduce his monthly service fee under the Leggett Consulting Agreement to $5,000.

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

Warrant Liabilities

The Company accounts for the Warrants as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the Warrants and the applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether they are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the Warrants are indexed to the Company’s own ordinary shares and whether the holders of the Warrants could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the Warrants and as of each subsequent quarterly period end date while the Warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, such warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, such warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of liability-classified warrants are recognized as a non-cash gain or loss on the statement of operations.

Class A Ordinary Shares Subject to Possible Redemption

Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2024 and December 31, 2023, 6,175,215 shares of Class A ordinary shares subject to possible redemption are presented as temporary equity, respectively, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

Net (Loss) Income Per Ordinary Share

Basic (loss) income per ordinary share is computed by dividing net (loss) income applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period. Consistent with ASC 480, ordinary shares subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class method, have been excluded from the calculation of (loss) income per ordinary share for the three month period ended March 31, 2024 and 2023. Such shares, if redeemed, only participate in their pro rata share of trust earnings. Diluted (loss) income per share includes the incremental number of ordinary shares to be issued to settle warrants, as calculated using the treasury method. For the period from December 31, 2023 to March 31, 2024, the Company did not have any dilutive warrants, securities or other contracts that could potentially, be exercised or converted into ordinary shares. As a result, diluted (loss) income per ordinary share is the same as basic (loss) income per ordinary share for all periods presented.

Recently Adopted Accounting Standard

In August 2020 the FASB issued ASU No. 2020-06 Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815–40) (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in GAAP. The ASU’s amendments are effective for smaller reporting companies for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company adopted ASU 2020-06 on January 1, 2024. The adoption of ASU 2020-06 did not have a material impact on the Company’s unaudited condensed financial statements and disclosures.

Recently Issued Accounting Standards

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting described below.

As previously disclosed in our Annual Report on Form 10-K, that was filed with the SEC on March 21, 2024, our management identified a material weakness in our internal control over financial reporting due to the fact that we did not have the necessary business processes and related internal controls formally designed and implemented related to accrued expenses and accounts payable. As a result, we performed additional analysis as deemed necessary to ensure that our consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles including implementing the remediation activities as described below. Accordingly, management believes that the consolidated financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations, and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

Historical Remediation Activities

As previously disclosed in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, management identified material weaknesses in internal control over financial reporting related to accrued expenses and accounts payable.

The Company has performed the following remediation activities to confirm its accounts payable obligations:

●	We confirmed that no member of management or advisor providing services to the Company has unsubmitted or unreimbursed expenses or fees, and

●	we confirmed that the Company was current with its payables to its service providers.

We are committed to ensuring that our internal controls are designed and operating effectively. Management believes the efforts taken to date and the planned remediation will improve the effectiveness of our internal control over financial reporting. While these remediation efforts are ongoing, the controls must also be operating effectively for a sufficient period of time and be tested by management in order to consider them remediated and conclude that the controls are operating effectively to address the risks of material misstatement.

Changes in Internal Controls Over Financial Reporting

Except for the steps taken as part of the remediation activities described above, there have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to any material legal proceedings and no material legal proceedings have been threatened by us or, to the best of our knowledge, against us.

Item 1A. Risk Factors.

Factors that could cause our business, prospects, results of operations or financial condition to differ materially from the descriptions provided in this report include the risk factors described in our Annual Report on Form 10-K, filed with the SEC on March 21, 2024. In addition, the following risk factor could also have such an effect.

A 1% U.S. federal excise tax may decrease the value of our securities following an initial business combination, or hinder our ability to consummate an initial business combination.

Pursuant to the Inflation Reduction Act of 2022 (the “IR Act”), commencing in 2023, a 1% U.S. federal excise tax is imposed on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation and not on its shareholders. The amount of the excise tax is equal to 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. Although we are a Cayman Islands company, the excise tax may apply in connection with redemptions or other repurchases that occur in connection with an initial business combination that involves our combination with a U.S. entity and/or our domestication as a U.S. corporation (a “Redemption Event”). In addition, because the excise tax would be payable by us and not by the redeeming holders, the mechanics of any required payment of the excise tax remains to be determined. Any excise tax payable by us in connection with a Redemption Event may cause a reduction in the cash available to us to complete an initial business combination and could affect our ability to complete an initial business combination.

The SEC has recently issued final rules to regulate special purpose acquisition companies. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial business combination and may constrain the circumstances under which we could complete a business combination.

On January 24, 2024, the SEC issued final rules (the “SPAC Rules”) relating to, among other things, disclosures in business combination transactions between special purpose acquisition companies (“SPACs”) such as us and private operating companies; the condensed financial statement requirements applicable to transactions involving shell companies; and the use of projections by SPACs in SEC filings in connection with proposed business combination transactions. The SPAC Rules will become effective 125 days after their publication in the Federal Register. In connection with the issuance of the SPAC Rules, the SEC also issued guidance (the “SPAC Guidance”) regarding the potential liability of certain participants in proposed business combination transactions and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940, as amended (“Investment Company Act”) based on certain facts and circumstances such as duration, asset composition, sources of income, business purpose and activities of the SPAC and its management team in furtherance of such goals.

Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with the SPAC Rules, or pursuant to the SEC’s views expressed in the SPAC Guidance, may increase the costs and the time required to consummate a business combination, and may constrain the circumstances under which we could complete a business combination.

If we were deemed to be an investment company for purposes of the Investment Company Act, we may be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate and dissolve the Company.

As described above, the SPAC Guidance relates to, among other things, the circumstances in which SPACs such as us could potentially be subject to the Investment Company Act and the regulations thereunder. Whether a SPAC is an investment company will be a question of facts and circumstances under the subjective test of Section 3(a)(1)(A) of the Investment Company Act. A specific duration period of a SPAC is not the sole determinant, but one of the long-standing factors to consider in determination of a SPAC’s status under the Investment Company Act. A SPAC could be deemed as an investment company at any stage of its operation. The determination of a SPAC’s status as an investment company includes analysis of a SPAC’s activities, depending upon the facts and circumstances, including but not limited to, the nature of SPAC assets and income, the activities of a SPAC’s officers, directors and employees, the duration of a SPAC, the manner a SPAC holding itself out to investors, and the merging with an investment company.

It is possible that a claim could be made that we have been operating as an unregistered investment company, including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act, based on the current views of the SEC. If we were deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate the Company. If we are required to liquidate the Company, our investors would not be able to realize the benefits of owning shares in a successor operating business, including the potential appreciation in the value of our shares and warrants following such a transaction, and our warrants would expire worthless.

In an effort to mitigate the risk that we may be deemed to have been operating as an unregistered investment company under the Investment Company Act, we instructed Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government securities held in the Trust Account in November 2023 and to thereafter hold all funds in the Trust Account in an interest bearing demand deposit account until the earlier of the consummation of our Business Combination or our liquidation. There can be no assurance that this action will foreclose a judicial or regulatory finding, or an allegation, that the Company is an investment company.

Termination of the Transactions could negatively impact Blue Ocean.

If the Transactions are not completed for any reason, including as a result of our shareholders declining to approve the proposals required to effect the Transactions, our ongoing business may be adversely impacted and, without realizing any of the anticipated benefits of completing the Transactions, we would be subject to a number of risks, including the following:

●	we may experience negative reactions from the financial markets, including negative impacts on our share price (including to the extent that the current market price reflects a market assumption that the Transactions will be completed);

●	we will have incurred substantial expenses and will be required to pay certain costs relating to the Transactions, whether or not the Transactions are completed; and

●	since the Merger Agreement restricts the conduct of our businesses prior to completion of the Merger, we may not be able to take certain actions during the pendency of the Merger that would benefit us as an independent company, and the opportunity to take such actions may no longer be available.

If the Transactions are terminated and our board of directors seeks another business combination target, our shareholders cannot be certain that we will be able to find another acquisition target that would constitute a business combination or that such other business combination will be completed.

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

Item 2. Unregistered Sales of Equity Securities.

None.

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.4	Amended and Restated Memorandum and Articles of Association (3)
2.1	Agreement and Plan of Merger, dated as of June 6, 2023, among The News Lens Co., Ltd., TNL Mediagene and Blue Ocean Acquisition Corp (5)
4.1	Specimen Unit Certificate (2)
4.2	Specimen Ordinary Share Certificate (2)
4.3	Specimen Warrant Certificate (2)
4.4	Warrant Agreement, dated December 2, 2021, among the Registrant and Continental Stock Transfer & Trust Company, as warrant agent (3)
10.1	Letter Agreement dated December 2, 2021, among the Registrant, Blue Ocean Sponsor LLC, Apollo SPAC Fund I, L.P., and the Registrant’s officers and directors (3)
10.3	Investment Management Trust Agreement dated December 2, 2021, between the Registrant and Continental Stock Transfer & Trust Company, as trustee (3)
10.4	Registration Rights Agreement, dated December 2, 2021, among the Registrant, Blue Ocean Sponsor LLC and certain other security holders named therein (3)
10.6	Private Placement Warrants Purchase Agreement, dated December 2, 2021, between the Registrant and Blue Ocean Sponsor LLC (3)
10.7	Form of Indemnity Agreement, dated December 2, 2021, between the Company and each officer and/or director (3)
10.8	Securities Subscription Agreement, dated as of April 6, 2021, between the Registrant and Blue Ocean Sponsor LLC (1)
10.9	Securities Subscription Agreement, dated as of October 28, 2021, by and among the Registrant, Blue Ocean Sponsor LLC and Apollo SPAC Fund I, L.P. (1)
10.10	Administrative Support Agreement, dated December 2, 2021, between the Registrant and Blue Ocean Sponsor LLC (3)
10.11	Consulting Agreement, dated as of October 11, 2022, between the Registrant and Richard Leggett (4)
10.12	Promissory Note, dated as of June 20, 2023, between the Company and the Sponsor. (6)
10.13	Promissory Note, dated August 3, 2023 issued by Blue Ocean Acquisition Corp to The News Lens Co., Ltd. (7)
10.14	Amendment to Consulting Agreement between Blue Ocean Acquisition Corp and Richard Leggett, dated July 31, 2023 (7)
10.15	Amendment to Consulting Agreement between Blue Ocean Acquisition Corp and Matt Lasov, dated July 31, 2023 (7)
10.16	Promissory Note, dated as of April 5, 2024, between the Company and the Sponsor (8)
31.1**	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2**	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith
(1)	Incorporated by reference to Registration Statement on Form S-1 filed with the Securities & Exchange Commission on November 9, 2021.
(2)	Incorporated by reference to Registration Statement on Form S-1 filed with the Securities & Exchange Commission on November 19, 2021.
(3)	Incorporated by reference to Current Report on Form 8-K filed with the Securities & Exchange Commission on December 8, 2021.
(4)	Incorporated by reference to Current Report on Form 8-K filed with the Securities & Exchange Commission on October 14, 2022.
(5)	Incorporated by reference to Current Report on Form 8-K filed with the Securities & Exchange Commission on June 6, 2023.
(6)	Incorporated by reference to Current Report on Form 8-K filed with the Securities & Exchange Commission on July 19, 2023.
(7)	Incorporated by reference to Current Report on Form 8-K filed with the Securities & Exchange Commission on August 4, 2023.
(8)	Incorporated by reference to Current Report on Form 8-K filed with the Securities & Exchange Commission on April 11, 2024.

PART III - SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 13, 2024	BLUE OCEAN ACQUISITION CORP

	By:	/s/ Richard Leggett
	Name:	Richard Leggett
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Matt Lasov
	Name:	Matt Lasov
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)