Form 10-Q
period 2024-09-30
Blue Ocean Acquisition Corp
filed 2024-11-22
CIK 1856961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 21, 2024, there were 6,585,699 Class A ordinary shares, including 4,743,749 Non-Redeemable Class A ordinary shares and one Class B ordinary share of the registrant issued and outstanding.

BLUE OCEAN ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2024

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

BLUE OCEAN ACQUISITION CORP

CONDENSED BALANCE SHEETS

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current Assets:
Cash	$47,683	$61,977
Prepaid expenses and other assets	20,251	66,214
Total current assets	67,934	128,191
Non-current assets
Cash held in trust account	21,172,263	67,214,745
Total assets	$21,240,197	$67,342,936
Liabilities, Redeemable Class A ordinary shares and Shareholders’ Deficit
Current Liabilities:
Accounts payable and accrued expenses	$5,339,614	$2,857,214
Accounts payable – Related Party	320,000	230,000
Promissory note, convertible – Related Party	1,478,375	1,095,833
Promissory note – Related Party	704,225	—
Promissory note	454,888	149,946
Total current liabilities	8,297,102	4,332,993
Accrued offering costs, non-current	806,823	806,823
Warrant liabilities	301,272	374,250
Deferred underwriting fee payable	6,641,250	6,641,250
Total liabilities	16,046,447	12,155,316
Commitments and Contingencies
Class A ordinary shares subject to possible redemption;1,841,950 and 6,157,215 shares issued and outstanding at redemption value of $11.49 and $10.92 as of September 30, 2024 and December 31, 2023, respectively	21,172,263	67,214,745
Shareholders’ Deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none outstanding	—	—
Class A ordinary shares, $0.0001 Par Value; 200,000,000 shares authorized; 4,743,749 and zero shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively (excluding 1,841,950 and 6,157,215 shares subject to possible redemption, respectively)	474	—
Class B ordinary shares, $0.0001 Par Value; 20,000,000 shares authorized; one and 4,743,750 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	—	474
Additional paid-in capital	—	—
Accumulated deficit	(15,978,987)	(12,027,599)
Total shareholders’ deficit	(15,978,513)	(12,027,125)
Total Liabilities and Shareholders’ Deficit	$21,240,197	$67,342,936

The accompanying notes are an integral part of the unaudited condensed financial statements.

BLUE OCEAN ACQUISITION CORP

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For The	For The	For The	For The
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2024	2023	2023
General and administrative expenses	$855,903	$3,553,708	$932,566	$3,539,204
Loss from operations	(855,903)	(3,553,708)	(932,566)	(3,539,204)

Other Income (expense):
Interest earned on cash and marketable securities held in Trust Account	271,259	1,859,265	2,107,466	5,986,162
Unrealized gain on marketable securities held in Trust Account	-	-	-	670,104
Change in fair value of warrant liabilities	(11,228)	72,978	(243,263)	353,666
Interest expense	(16,700)	(50,658)	(5,368)	(5,368)
Net income (loss)	$(612,572)	$(1,672,123)	$926,269	$3,465,360
Weighted average shares outstanding of Class A ordinary shares, subject to possible redemption	1,841,950	4,323,623	15,491,906	17,796,895
Basic and diluted net income (loss) per ordinary share, Class A ordinary shares, subject to possible redemption	$(0.09)	$(0.18)	$0.05	$0.15
Weighted average shares outstanding of non-redeemable Class A ordinary shares and Class B ordinary shares	4,743,750	4,743,750	4,718,750	4,732,721
Basic and diluted net income (loss) per ordinary share, non-redeemable Class A ordinary shares and Class B ordinary shares	$(0.09)	$(0.18)	$0.05	$0.15

The accompanying notes are an integral part of the unaudited condensed financial statements.

BLUE OCEAN ACQUISITION CORP

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT FOR THE

NINE MONTHS ENDED SEPTEMBER 30, 2024

	Class A Ordinary shares		Class B Ordinary shares		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2023	—	—	4,743,750	$474	—	$(12,027,599)	$(12,027,125)
Accretion of Class A ordinary shares to redemption value	—	—	—	—	—	(1,056,674)	(1,056,674)
Net loss	—	—	—	—	—	(96,276)	(96,276)
Balance – March 31, 2024	—	—	4,743,750	474	$—	(13,180,549)	(13,180,075)
Accretion of Class A ordinary shares to redemption value						(861,333)	(861,333)
Conversion of Class B Ordinary Shares	4,743,749	474	(4,743,749)	(474)		—	—
Net loss						(963,275)	(963,275)
Balance – June 30, 2024	4,743,749	474	1	$—	$—	$(15,005,157)	$(15,004,683)
Accretion of Class A ordinary shares to redemption value	—	—	—	—	—	(361,258)	(361,258)
Net loss	—	—	—	—	—	(612,572)	(612,572)
Balance – September 30, 2024	4,743,749	474	1	—	—	(15,978,987)	(15,978,513)

BLUE OCEAN ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT FOR THE

NINE MONTHS ENDED SEPTEMBER 30, 2023

	Class B Ordinary		Additional		Total
	shares		Paid in	Accumulated	Shareholders’
	shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2022	4,743,750	$474	—	(8,675,042)	$(8,674,568)
Accretion of Class A ordinary shares to redemption value	—	—	—	(2,230,614)	(2,230,614)
Net Income	—	—	—	1,639,651	1,639,651
Balance – March 31, 2023	4,743,750	474	—	(9,266,005)	(9,265,531)
Accretion of Class A ordinary shares to redemption value	—	—	—	(1,486,868)	(1,486,868)
Net Income	—	—	—	899,440	899,440
Repurchase of Class B ordinary shares	(25,000)	(2)	—	(143)	(145)
Balance – June 30, 2023	4,718,750	$472	$—	(9,853,576)	$(9,853,104)
Accretion of Class A ordinary shares to redemption value	—	—	—	(2,638,949)	(2,638,949)
Net Income	—	—	—	926,269	926,269
Balance – September 30, 2023	4,718,750	472		(11,566,256)	$(11,565,784)

The accompanying notes are an integral part of the unaudited condensed financial statements.

BLUE OCEAN ACQUISITION CORP

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For The Nine Months Ended September 30,
	2024	2023
Cash Flow from Operating Activities:
Net income (loss)	$(1,672,123)	$3,465,360
Adjustments to reconcile net income(loss) to net cash used in operating activities:
Interest earned on cash held in Trust Account	(1,859,265)	(5,986,162)
Unrealized gain on marketable securities held in Trust Account	—	(670,104)
Interest expense	50,658	5,368
Change in fair value of warrant liabilities	(72,978)	(353,666)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	45,963	171,759
Accounts payable and accrued expenses	2,482,400	2,002,285
Accounts Payable – Related Party	90,000	90,000
Net cash used in operating activities	(935,345)	(1,275,160)
Cash flows from investing activities:
Cash deposited in Trust Account	(420,000)	(60,000)
Cash withdrawn from Trust Account for redemptions	48,321,747	136,786,445
Net cash provided by investing activities	47,901,747	136,726,445
Cash flows from financing activities:
Proceeds from convertible promissory note payable	331,884	760,000
Proceeds from promissory notes payable	1,009,167	49,982
Payments to redeeming shareholders	(48,321,747)	(136,786,445)
Net cash used in financing activities	(46,980,696)	(135,976,463)
Net change in cash	(14,294)	(525,178)
Cash at the beginning of the period	61,977	627,628
Cash at the end of the period	$47,683	$102,450
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Conversion of Class B ordinary shares to Class A ordinary shares	$474	—
Accretion of ordinary shares subject to redemption	$2,279,265	$6,356,431

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

On June 6, 2023, the Company entered into an agreement and plan of merger (the “Original Merger Agreement”) with TNL Mediagene (formerly, “The News Lens Co., Ltd.”), a Cayman Islands exempted company and TNLMG (formerly “TNL Mediagene”), a Cayman Islands exempted company and wholly owned subsidiary of TNL Mediagene (“Merger Sub”), as amended by Amendment No. 1 to Agreement and Plan of Merger, dated as of May 29, 2024 (the “First Amendment”) and Amendment No. 2 to Agreement and Plan of Merger, dated as of October 23, 2024 (the “Second Amendment” and, together with the First Amendment, the “Amendments” and, collectively with the Original Merger Agreement, the “Merger Agreement”). On the terms and subject to the conditions set forth in the Merger Agreement, the parties thereto will enter into a business combination transaction (the “Business Combination” and together with the other transactions contemplated by the Merger Agreement, the “Transactions”) pursuant to which, among other things, Merger Sub will merge with and into the Company, with the Company surviving the Merger as a wholly owned subsidiary of TNL Mediagene (the “Merger”).

As of September 30, 2024, the Company had not yet commenced any operations. All activity through September 30, 2024, relates to the Company’s formation and the initial public offering (the “Public Offering”) which is described below, and subsequent to the Public Offering, identifying a target for a Business Combination, including the negotiation of the Merger Agreement. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company has selected December 31 as its fiscal year end.

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

The Company will provide its holders of the outstanding Public Shares (the “public shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. In connection with a proposed Business Combination, the Company may seek shareholder approval of a Business Combination at a meeting called for such purpose at which shareholders may seek to redeem their shares, regardless of whether they vote for or against a Business Combination. The Company will proceed with a Business Combination only if a majority of the outstanding shares of the Company voted at a shareholder meeting called to approve the Business Combination are voted in favor of the Business Combination.

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

The public shareholders will be entitled to redeem their shares for a pro rata portion of the amount then in the Trust Account (initially $10.20 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to shareholders who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 6). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. These Class A ordinary shares are recorded at a redemption value and classified as temporary equity in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”).

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

Business Combination

On June 6, 2023, the Company entered into the Original Merger Agreement, as subsequently amended by the Amendments. On the terms and subject to the conditions set forth in the Merger Agreement, the parties thereto will enter into Transactions, including the Merger.

At the closing of the Transactions (the “Closing”), by virtue of the Merger, the outstanding shares and warrants of the Company will be canceled and converted into the right to receive equivalent shares and warrants of TNL Mediagene, and TNL Mediagene is expected to be the publicly traded company with its ordinary shares and warrants listed on The Nasdaq Stock Market LLC (“Nasdaq”).

On May 29, 2024, the Company, TNL Mediagene and Merger Sub executed the First Amendment for purposes of extending the date to complete the Merger from June 7, 2024 to December 7, 2024. On October 23, 2024, the Company, TNL Mediagene and Merger Sub executed the Second Amendment for purposes of removing the conditions to Closing that (i) TNL Mediagene have net tangible assets of at least $5,000,001 immediately after the effective time of the Merger and (ii) Minimum Balance Sheet Cash (as defined in the Merger Agreement) be no less than $20,000,000 immediately prior to or upon Closing.

Liquidity, Capital Resources and Going Concern

As of September 30, 2024 and December 31, 2023, the Company had $47,683 and $61,977 in its operating bank account, respectively, and had a working capital deficiency of $8,229,168 and $4,204,802, respectively.

The Company’s liquidity needs to date have been satisfied through a payment of $25,000 from the Sponsor to purchase the Founder Shares, an initial loan of $165,340 from the Sponsor, and the proceeds from the consummation of the Private Placement not held in the Trust Account of $2.2 million. The Company repaid the initial loan from the Sponsor in full on December 6, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of September 30, 2024 and December 31, 2023 there were no amounts outstanding under any Working Capital Loans.

On June 20, 2023, the Company entered into a Promissory Note (as defined in Note 5) with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of up to $1,500,000. The Promissory Note is payable on the earlier of the date on which the Company consummates a Business Combination or June 7, 2024. On May 30, 2024, the Promissory Note was amended to extend the maturity date to December 7, 2024. Upon the consummation of the Business Combination, the Sponsor will have the option, but not the obligation, to convert the entire principal balance of the Promissory Note, in whole or in part, into private placement warrants of the post-business combination entity at a price of $1.00 per warrant. The terms of such private placement warrants (if issued) will be identical to the terms of the private placement warrants issued by the Company in connection with the IPO. The Promissory Note is subject to customary events of default, the occurrence of any of which automatically triggers the unpaid principal and interest balance of the Promissory Note and all other sums payable with regard to the Sponsor Note becoming immediately due and payable. As of September 30, 2024, the outstanding principal and interest under the Promissory Note was $1,411,884, and $66,491, respectively. As of December 31, 2023, the outstanding principal and interest under the Promissory Note was $1,080,000, and $15,833, respectively.

On August 3, 2023, the Company issued an unsecured promissory note to TNL Mediagene with a principal amount available of up to $400,000, which was later amended and restated on July 15, 2024 to increase the aggregate principal amount available for drawdowns up to $650,000 (as amended and restated, the “TNL Working Capital Note”). Borrowings under the TNL Working Capital Note are available on a monthly basis in increments of at least $25,000 and no more than $32,000 for any individual month and for any earlier individual months in which no borrowings were requested during the term of the TNL Working Capital Note. For the avoidance of doubt, requests by the Company to TNL Mediagene for borrowings under the TNL Mediagene Working Capital Note corresponding to months in which the Company did not previously request any borrowings are permitted to exceed $32,000 in aggregate. The monthly borrowings will be available until the earlier of (i) December 7, 2024, (ii) the date of consummation of the Merger, (iii) termination of the Merger Agreement and (iv) termination of the note by TNL Mediagene upon thirty days written notice by the Company. The TNL Working Capital Note is a non-interest bearing, unsecured promissory note that will not be repaid in the event that the Merger Agreement is terminated prior to consummation of the Business Combination. The TNL Working Capital Note will be paid on the date on which the Company consummates the transactions contemplated by the Merger Agreement. The TNL Working Capital Note is subject to events of default, the occurrence of any of which automatically triggers the unpaid principal and interest balance of the Promissory Note and all other sums payable with regard to the Sponsor Note becoming immediately due and payable. As of September 30, 2024 and December 31, 2023, the outstanding principal balance under the TNL Working Capital Note amounted to an aggregate of $454,888 and $149,946, respectively.

On April 5, 2024, the Company entered into a promissory note with the Sponsor pursuant to which the Sponsor agreed to loan the Company a principal amount of up to $750,000 (the “Sponsor Promissory Note”). The Sponsor Promissory Note is a non-interest bearing, unsecured promissory note which may be drawn down by the Company from time to time to be used for costs and expenses related to the Company’s initial merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination involving the Company and one or more businesses or entities. Pursuant to the terms of the Sponsor Promissory Note, if the Business Combination is not consummated, the Sponsor Promissory Note will be repaid solely to the extent that the Company has funds available to it outside of its Trust Account, and that all other amounts will be contributed to capital, forfeited, eliminated or otherwise forgiven. The Sponsor Promissory Note is subject to events of default, the occurrence of any of which automatically triggers the unpaid principal of the Sponsor Promissory Note and all other sums payable with regard to the Sponsor Note becoming immediately due and payable. As of September 30, 2024, the outstanding principal balance under the Sponsor Promissory Note amounted to an aggregate of $704,225.

In accordance with the Extension Amendment, on January 2, 2024, February 2, 2024, March 1, 2024, April 1, 2024 and May 1, 2024, the Company deposited $60,000 into the Trust Account in order to effect additional one month extensions, which extended the deadline to June 7, 2024 to consummate the Business Combination. In accordance with the Second Extension Amendment, on June 3, 2024, July 24, 2024, August 1, 2024 and September 3, 2024, the Company deposited $30,000 into the Trust account, which extended the deadline to October 7, 2024. Through September 30, 2024, an aggregate of $420,000 was deposited into the Trust account in connection with these monthly extension payments. In accordance with the Second Extension Amendment, on October 1, 2024, and November 1, 2024, the Company deposited $30,000 into the Trust account, which extended the deadline to December 7, 2024.

Based on the foregoing, management believes that the Company will have sufficient borrowing capacity from TNL Mediagene, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the consummation of the Merger on or before December 7, 2024.

The provisions of FASB ASC Topic 205-40, Presentation of Financial Statements – Going Concern, requires management to assess an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. The Company has until December 7, 2024, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by the specified period. If a Business Combination is not consummated by December 7, 2024, there will be a mandatory liquidation and subsequent dissolution.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Current Report on Form 10-K, as filed with the SEC on March 21, 2024. The interim results for the nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future interim periods.

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

Cash Held in Trust Account

At September 30, 2024 and December 31, 2023, all of the assets held in the Trust Account were held in a demand deposit account. Prior to November 2023, the Trust Account was invested in marketable securities and money market funds.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $47,683 and $61,977 in cash held in its operating account as of September 30, 2024, and December 31, 2023, respectively. The Company did not have any cash equivalents as of September 30, 2024, and December 31, 2023.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

As of September 30, 2024 and December 31, 2023, the amount of Class A ordinary shares reflected on the balance sheet are reconciled in the following table:

Class A ordinary shares subject to possible redemption as of December 31, 2022	$196,226,283
Plus
Adjust carrying value to initial redemption value	7,774,907
Less
Shares redeemed in September 2023	(136,786,445)
Class A ordinary shares subject to possible redemption as of December 31, 2023	$67,214,745
Plus
Adjust carrying value to initial redemption value	1,056,674
Less
Class A ordinary shares subject to possible redemption as of March 31, 2024	68,271,419
Plus
Adjust carrying value to initial redemption value	861,333
Less
Shares redeemed in June 2024	(48,321,747)
Class A ordinary shares subject to possible redemption as of June 30, 2024	$20,811,005
Plus
Adjust carrying value to initial redemption value	361,258
Class A ordinary shares subject to possible redemption as of September 30, 2024	$21,172,263

Net Income (Loss) Per Ordinary Share

Basic income (loss) per ordinary share is computed by dividing net income applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period. Consistent with ASC 480, ordinary shares subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class method, have been excluded from the calculation of income per ordinary share for the nine months ended September 30, 2024. Such shares, if redeemed, only participate in their pro rata share of trust earnings. Diluted income per share includes the incremental number of ordinary shares to be issued to settle warrants, as calculated for the nine months ended September 30, 2024. The Company did not have any dilutive warrants, securities or other contracts that could potentially be exercised or converted into ordinary shares. As a result, diluted income per ordinary share is the same as basic income (loss) per ordinary share for all periods presented.

A reconciliation of net income (loss) per ordinary share is as follows:

	For the Three Months ended September, 2024		For the Three Months ended September 30, 2023
	Class A – Subject to Redemption	Class A and Class B – non-Redeemable	Class A – Subject to Redemption	Class B
EPS
Numerator: Net Income (Loss)
Allocation of net income (loss)	$(171,330)	$(441,242)	$713,227	$213,042
Denominator: Weighted Average share
Basic and diluted weighted average shares outstanding	1,841,950	4,743,750	15,491,906	4,718,750
Basic and diluted net income (loss) per ordinary share	$(0.09)	$(0.09)	$0.05	$0.05

	For the Nine Months ended September 30, 2024		For the Nine Months ended September 30, 2023
	Class A – Subject to Redemption	Class A and Class B – Non-redeemable	Class A – Subject to Redemption	Class B
EPS
Numerator: Net Income (Loss)
Allocation of net income (loss)	$(797,323)	$(874,800)	$2,737,634	$727,726
Denominator: Weighted Average share
Basic and diluted weighted average shares outstanding	4,323,623	4,743,750	17,796,895	4,732,721
Basic and diluted net income (loss) per ordinary share	$(0.18)	$(0.18)	$0.15	$0.15

The Class A ordinary shares issued upon conversion of the founder Class B ordinary shares are non-redeemable (see Note 8).

Stock Compensation Expense

The Company accounts for stock-based compensation expense in accordance with ASC 718, “Compensation - Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date and recognized over the requisite service period. To the extent a stock-based award is subject to a performance condition, the amount of expense recorded in a given period, if any, reflects an assessment of the probability of achieving such performance condition, with compensation recognized once the event is deemed probable to occur. Forfeitures are recognized as incurred. The Company has not recognized any stock-based compensation expense during the three and nine months ended September 30, 2024 and 2023.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into warrants at a price of $1.00 per warrant. The warrants will be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. There are no Working Capital Loans outstanding as of September 30, 2024 and December 31, 2023.

Convertible Promissory Note

On June 20, 2023, the Company issued an unsecured convertible promissory note (the ” Promissory Note”) to the Sponsor for borrowings from time to time of up to an aggregate of $1,500,000 which may be drawn by the Company to finance costs incurred in connection with a potential initial business combination and for working capital purposes and/or to finance monthly deposits into the Trust Account for each public share that is not redeemed in connection with the extension of the Company’s termination date from September 7, 2023 to June 7, 2024. On May 30, 2024, in connection with the extension of the date by which the Company must consummate a business combination from July 7, 2024, to December 7, 2024, the Promissory Note was amended to provide for payment on the earlier of the date on which the Company consummates a Business Combination or December 7, 2024. The Promissory Note is interest bearing, at the applicable federal interest rate, compounded per annum, and is payable on the earlier of (i) December 7, 2024; (ii) the date on which the Company consummates a Business Combination or (iii) the Company liquidates the Trust Account upon the failure to consummate an initial business combination within the requisite time period. Upon consummation of the Company’s initial business combination, the Promissory Note may be converted, at the Sponsor’s discretion, into private placement warrants at a price of $1.00 per warrant. The warrants will be identical to the Private Placement Warrants. As of September 30, 2024 and December 31, 2023, the outstanding principal balance including interest under the Promissory Note amounted to an aggregate of $1,478,375 and $1,095,833, respectively. Interest expense amounted to $16,700 and $50,658 for the three and nine months ended September 30, 2024, respectively. Interest expense amounted to $5,368 for the three and nine months ended September 30, 2023.

Sponsor Promissory Note

On April 5, 2024, the Company entered into a promissory note with the Sponsor pursuant to which the Sponsor agreed to loan the Company a principal amount equal to $750,000 (the “Sponsor Promissory Note”). The Sponsor Promissory Note is a non-interest bearing, unsecured promissory note which may be drawn down by the Company from time to time to be used for costs and expenses related to the Company’s initial merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination involving the Company and one or more businesses or entities. Pursuant to the terms of the Sponsor Promissory Note, if the Business Combination is not consummated, the Sponsor Promissory Note will be repaid solely to the extent that the Company has funds available to it outside of its Trust Account, and that all other amounts will be contributed to capital, forfeited, eliminated or otherwise forgiven or eliminated. The Sponsor Promissory Note is subject to events of default, the occurrence of any of which automatically triggers the unpaid principal of the Sponsor Promissory Note and all other sums payable with regard to the Sponsor Note becoming immediately due and payable. As of September 30, 2024, the outstanding principal balance under the Sponsor Promissory Note amounted to $704,225.

Administrative Support Agreement

On December 2, 2021, the Company entered into an administrative support agreement with the Sponsor pursuant to which, until the Company’s initial business combination or liquidation, the Company may reimburse an affiliate of the Sponsor up to an amount of $10,000 per month for office space and secretarial and administrative support (the “Administrative Support Agreement”). The Company recognized $30,000 and $90,000 of expense, for each of the three- and nine-month periods ended September 30, 2024 and 2023, respectively, which are included in “General and administrative expenses” in the accompanying condensed statements of operations. At September 30, 2024 and December 31, 2023 the outstanding balance under the Administrative Support Agreement was $320,000 and $230,000, respectively.

Consulting Agreements

The Company and Mr. Leggett entered into a consulting agreement on October 11, 2022, as amended July 31, 2023 (the “Leggett Consulting Agreement”). Under the Leggett Consulting Agreement, Mr. Leggett is entitled to $20,000 per month for certain services Mr. Leggett provides to the Company and its affiliates. Mr. Leggett is separately entitled under the Leggett Consulting Agreement to a success bonus of $250,000 to be paid within 10 business days of the close of the business combination, subject to a reduction by $17,500 for each month in which the Company pays Mr. Leggett a consulting service fee under the Leggett Consulting Agreement. The Company and Mr. Lasov entered into a consulting agreement on November 22, 2022, as amended July 31, 2023 (the “Lasov Consulting Agreement”). Under the Lasov Consulting Agreement, Mr. Lasov is entitled to $32,500 per month for certain services Mr. Lasov provides to the Company and its affiliates. Mr. Lasov is separately entitled under the Lasov Consulting Agreement to a success bonus of $150,000 to be paid within 10 business days of the close of the business combination, subject to a reduction by the amount of each consulting service fee paid to Mr. Lasov by the Company under the Lasov Consulting Agreement. Mr. Leggett agreed that as of April 1, 2024, to reduce his monthly service fee under the Leggett Consulting Agreement to $5,000 per month, of which $2,500 will be deducted from his success bonus. The Company recognized an aggregate expense of $112,500 and $382,500, respectively, for the three and nine months ended September 30, 2024, which are included in “General and administrative” expenses in the accompanying condensed statements of operations. The Company recognized $157,500, during the three and nine months ended September 30, 2023, which are included in “General and administrative” expenses in the accompanying condensed statements of operations. The aggregate amount due of $115,000 and $52,500 are included in “Accounts payable and accrued expenses” on the accompanying condensed balance sheets at September 30, 2024 and December 31, 2023, respectively.

As of September 30, 2024, the Company is obligated to pay a success bonus of $77,500 to Mr. Leggett upon the consummation of a business combination. The Company is no longer obligated to pay a success bonus to Mr. Lasov, as the amounts previously expensed under his agreement has exceeded the bonus amount.

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

NOTE 8. SHAREHOLDERS’ DEFICIT

Preferred Shares-The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred shares. On September 30, 2024 and December 31, 2023, there were no preferred shares issued or outstanding.

Class A Ordinary shares-The Company is authorized to issue up to 200,000,000 Class A, $0.0001 par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share.

Class B Ordinary shares-The Company is authorized to issue up to 20,000,000 Class B, $0.0001 par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. On December 2, 2021, the Company effected a share capitalization of an additional 431,250 Class B ordinary shares, resulting in an aggregate of 4,743,750 Class B ordinary shares outstanding.

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

On June 21, 2024, pursuant to the terms of the Amended and Restated Memorandum and Articles of Association of the Company, the Sponsor and certain directors, of the Company elected to convert an aggregate of 4,353,749 and 390,000, respectively, of outstanding Class B ordinary shares, par value $0.0001 per share on a one-for-one basis into non-redeemable Class A ordinary shares, par value $0.0001 per share of the Company, with immediate effect. The non-redeemable Class A Ordinary Shares issued in connection with the conversion are subject to the same restrictions as applied to the Class B ordinary shares before the conversion, including, and among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of a Business Combination as described in the prospectus for the Company’s IPO. The Company modified its balance sheet and statements of shareholders’ equity to reflect the impact of these conversions. Following such conversion, as of September 30, 2024, the Company had an aggregate of 4,743,749 non-redeemable Class A ordinary shares and one Class B ordinary share issued and outstanding.

Pursuant to and concurrently with the Public Offering, the Company sold 18,975,000 Units. In connection with the Extraordinary General Meeting and Second Extension Meeting, the shareholders of record were provided the opportunity to exercise their redemption rights. On June 3, 2024 and September 5, 2023, holders of 4,315,265 and 12,817,785 Class A ordinary shares, respectively, exercised their right to redemption. Following the redemptions, as of September 30, 2024, the Company had a total of 1,841,950 Class A ordinary shares outstanding subject to possible redemption (see Note 2).

On August 21, 2024, the Company received a deficiency letter from NASDAQ relating to non-compliance with NASDAQ’s listing requirement which requires the Company to have at least 400 total holders for the continued listing on the NASDAQ. The Company had until October 7, 2024 to submit a plan to regain compliance with the minimum public holders rule. On October 4, 2024, the Company submitted to NASDAQ a plan to regain compliance with the minimum public holders rule.

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis on September 30, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	September 30, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash held in Trust Account	$21,172,263	$21,172,263	$—	$—
Liabilities:
Warrant liabilities – Public Warrants	$152,749	$—	$152,749	$—
Warrant liabilities – Private Placement Warrants	$148,523	$—	$—	$148,523

	December 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash held in Trust Account	$67,214,745	$67,214,745	$—	$—
Liabilities:
Warrant liabilities – Public Warrants	$189,750	$—	$189,750	$—
Warrant liabilities – Private Placement Warrants	$184,500	$—	$—	$184,500

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

The Private Placement Warrants were valued using a Black-Scholes option pricing model, which is considered to be a Level 3 fair value measurement. The key inputs into the Black-Scholes option pricing model for the Private Placement Warrants were as follows as of September 30, 2024:

Input	September 30, 2024	December 31, 2023
Risk-free interest rate	3.81%	3.88%
Expected term (years)	4.25	4.78
Expected volatility	0%	0%
Exercise price	$11.50	$11.50
Fair value of Class A ordinary shares	$11.43	$10.78

The Company’s use of the Black-Scholes option pricing model required the use of subjective assumptions:

●	The risk-free interest rate assumption was based on the U.S. Treasury Constant Maturity rate for the expected term of the warrants.

●	The expected term was determined utilizing a probability weighted term input to be consistent with the stock price and volatility inputs which are reflective of the probability of successful merger.

●	The expected volatility assumption was based on the implied volatility solved by calibrating the warrant value output from a Binomial Lattice based model to the publicly observed, traded price on each valuation date. An increase in the expected volatility, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.

●	The fair value of one Class A ordinary share is the publicly-traded stock price.

The following table presents the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value:

Fair value as of December 31, 2022	$691,875
Change in fair value	139,298
Fair value as of March 31, 2023	$831,173
Change in fair value	(433,575)
Fair value as of June 30, 2023	$397,598
Change in fair value	119,925
Fair value as of September 30, 2023	$517,523
Change in fair value	(333,023)
Fair value as of December 31, 2023	$184,500
Change in fair value	(7,380)
Fair value as of March 31, 2024	$177,120
Change in fair value	(34,132)
Fair value as of June 30, 2024	$142,988
Change in fair value	5,535
Fair value as of September 30, 2024	148,523

NOTE 10. SUBSEQUENT EVENTS

Management of the Company evaluated events that have occurred after the balance sheet date through the date the financial statements were issued. Based upon this review, other than below, management did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.

In accordance with the Second Extension Amendment, on October 1, 2024, and November 1, 2024, the Company deposited $30,000 into the Trust account, which extended the deadline to November 7, 2024 and December 7, 2024, respectively.

The Company borrowed an additional $170,980 under the TNL Working Capital Note through November 21, 2024.

On October 23, 2024, contemporaneously with the execution of the amendment to the Merger Agreement (see Note 1), the Company, Sponsor and TNL Mediagene entered into an amendment to the amended and restated letter agreement dated June 6, 2023, to provide that the Sponsor shall forfeit 2,208,859 Founder Shares and 50% of the Private Placement Warrants immediately prior to the close of the Merger, subject in each case, to adjustment based on the amount of minimum balance sheet cash calculated in accordance with the Merger Agreement.

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

On June 6, 2023, we entered into an agreement and plan of merger (the “Original Merger Agreement”) with TNL Mediagene (formerly, “The News Lens Co., Ltd.”), a Cayman Islands exempted company (“TNL”), and TNLMG, a Cayman Islands exempted company and wholly owned subsidiary of TNL Mediagene (“Merger Sub”), as amended by Amendment No. 1 to Agreement and Plan of Merger, dated as of May 29, 2024 and Amendment No. 2 to Agreement and Plan of Merger, dated as of October 23, 2024 (together, the “Amendments” and collectively with the Original Merger Agreement, the “Merger Agreement”). On the terms and subject to the conditions set forth in the Merger Agreement, the parties thereto will enter into a business combination transaction (the “Business Combination” and together with the other transactions contemplated by the Merger Agreement, the “Transactions”), pursuant to which, among other things, Merger Sub will merge with and into us, with us surviving the Merger as a wholly owned subsidiary of TNL Mediagene (the “Merger”).

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

As of September 30, 2024, we had cash of $47,683 and had a working capital deficit of $8,229,168. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete a business combination will be successful.

Results of Operations

We did not commence operations until after the closing of our Public Offering in December 2021, and as of September 30, 2024, we have not engaged in any significant operations nor generated any operating revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of interest income on cash and cash equivalents. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. We have incurred and expect to continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three and nine months ended September 30, 2024, we had net losses of $612,572 and $1,672,123, respectively, which were impacted by the change in fair value of warrant liability of $(11,228) and $72,978, respectively, interest expense of $16,700 and $50,658, respectively, and interest earned on cash held in trust account of $271,259 and $1,859,265, respectively and a loss from operations of $855,903 and $3,553,708, respectively.

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

For the nine months ended September 30, 2024, cash used in operating activities was $935,345. Net loss of $1,672,123 was impacted by interest earned on cash held the Trust Account of $1,859,265, change in fair value of warrant liability of $72,978, interest expense of $50,658 and changes in operating assets and liabilities, $2,618,363.

As of September 30, 2024, and December 31, 2023, we had cash of $21,172,263 and $67,214,745 held in the Trust Account, respectively. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes paid and deferred underwriting commissions) to complete our initial Business Combination. We may withdraw interest to pay taxes.

As of September 30, 2024 and December 31, 2023, we had cash of $47,683 and $61,977 outside of the Trust Account, respectively. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial Business Combination.

In connection with Extraordinary General Meeting on August 29, 2023, the shareholders of record were provided the opportunity to exercise their redemption rights. Holders of 12,817,785 Class A ordinary shares exercised their right to redemption, subsequently a total of $136,786,445 in redemption payments were made in connection with this redemption from the Trust Account. In connection with the Second Extension Meeting on May 29, 2024, the shareholders of record were provided with the opportunity to exercise their redemption rights. Holders of 4,315,265 Class A ordinary shares exercised their right to redemption, subsequently a total of $48,321,747 in redemption payments were made in connection with this redemption from the Trust Account. Following these redemptions, the Company had a total of 1,841,950 Class A ordinary shares outstanding. On June 21, 2024, the Company issued an aggregate of 4,353,749 Class A ordinary shares to the Sponsor upon the conversion of an equal number of Class B ordinary shares and an aggregate of 390,000 Class A ordinary shares to Norman Pearlstine, Joel Motley, Matt Goldberg, Priscilla Han, Apollo Credit Strategies Master Fund Ltd. and other holders of the Company’s Class B ordinary shares upon the conversion of an equal number of Class B ordinary shares. During the three and nine months ended September 30, 2024 and the year ended December 31, 2023, we did not withdraw any other interest earned on the Trust Account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

On June 20, 2023, the Company issued an unsecured convertible promissory note (the “Promissory Note”) to the Sponsor for borrowings from time to time of up to an aggregate of $1,500,000 which may be drawn by the Company to finance costs incurred in connection with a potential initial business combination and for working capital purposes and/or to finance monthly deposits into the Trust Account for each public share that is not redeemed in connection with the extension of the Company’s termination date from September 7, 2023 to June 7, 2024. On May 30, 2024, in connection with the extension of the date by which the Company must consummate a business combination from July 7, 2024, to December 7, 2024, the Promissory Note was amended to provide for payment on the earlier of the date on which the Company consummates a Business Combination or December 7, 2024. The Promissory Note is interest bearing, at the applicable federal interest rate, compounded, per annum, and is payable on the earlier of (i) December 7, 2024; (ii) the date on which the Company consummates a Business Combination or (iii) the Company liquidates the Trust Account upon the failure to consummate an initial business combination within the requisite time period. Upon consummation of the Company’s initial business combination, the Promissory Note may be converted, at the Sponsor’s discretion, into private placement warrants at a price of $1.00 per warrant. The warrants will be identical to the Private Placement Warrants. As of September 30, 2024 and December 31, 2023, the outstanding principal balance including interest under the Promissory Note amounted to an aggregate of $1,478,375 and 1,095,833, respectively. Interest expense amounted to $16,700 and $50,658 for the three and nine months ended September 30, 2024. Interest expense amounted to $5,368 for the three and nine months ended September 30, 2023.

On August 3, 2023, the Company issued an unsecured promissory note to TNL Mediagene with a principal amount available of up to $400,000, which was later amended and restated on July 15, 2024 to increase the aggregate principal amount available for drawdowns to up to $650,000 (as amended and restated, the “TNL Working Capital Note”). Borrowings under the TNL Working Capital Note are available on a monthly basis in increments of at least $25,000 and no more than $32,000. The monthly borrowings will be available until the earlier of (i) December 7, 2024, (ii) the date of consummation of the Merger, (iii) termination of the Merger Agreement and (iv) termination of the note by TNL Mediagene upon thirty days written notice by the Company. The TNL Working Capital Note is a non-interest bearing, unsecured promissory note that will not be repaid in the event that the Merger Agreement is terminated prior to consummation of the Business Combination. The TNL Working Capital Note will be paid on the date on which the Company consummates the transactions contemplated by the Merger Agreement. The following shall constitute an event of default under the TNL Working Capital Note: (i) a failure to pay the principal within five business days of the maturity date and (ii) the commencement of a voluntary or involuntary bankruptcy action. As of September 30, 2024 and December 31, 2023 the outstanding principal balance under the TNL Working Capital Note amounted to an aggregate of $454,888 and $149,946, respectively.

On April 5, 2024, the Company entered into a promissory note with the Sponsor pursuant to which the Sponsor agreed to loan the Company a principal amount equal to $750,000 (the “Sponsor Promissory Note”). The Sponsor Promissory Note is a non-interest bearing, unsecured promissory note which may be drawn down by the Company from time to time to be used for costs and expenses related to the Company’s initial merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination involving the Company and one or more businesses or entities. Pursuant to the terms of the Sponsor Promissory Note, if the Business Combination is not consummated, the Sponsor Promissory Note will be repaid solely to the extent that the Company has funds available to it outside of its Trust Account, and that all other amounts will be contributed to capital, forfeited, eliminated or otherwise forgiven or eliminated. The Sponsor Promissory Note is subject to events of default, the occurrence of any of which automatically triggers the unpaid principal of the Sponsor Promissory Note and all other sums payable with regard to the Sponsor Note becoming immediately due and payable. As of September 30, 2024, the outstanding principal balance under the Sponsor Promissory Note amounted to $704,225.

Based on the foregoing, management believes that the Company will have sufficient borrowing capacity from TNL Mediagene, the Sponsor or an affiliate of the Sponsor, or certain of the Company's officers and directors to meet its needs through the consummation of the Merger on or before December 7, 2024.

FASB ASC Topic 205-40, Presentation of Financial Statements – Going Concern requires management to assess an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. The Company has until December 7, 2024, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by the specified period. If a Business Combination is not consummated by December 7, 2024, there will be a mandatory liquidation and subsequent dissolution.

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

Off-Balance Sheet Financing Arrangements

On September 30, 2024, we did not have any obligations, assets or liabilities that would be considered off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Consulting Agreements

The Company and Mr. Leggett entered into a consulting agreement on October 11, 2022, as amended July 31, 2023 (the “Leggett Consulting Agreement”). Under the Leggett Consulting Agreement, Mr. Leggett is entitled to $20,000 per month for certain services Mr. Leggett provides to the Company and its affiliates. Mr. Leggett is separately entitled under the Leggett Consulting Agreement to a success bonus of $250,000 to be paid within 10 business days of the close of the business combination, subject to a reduction by $17,500 for each month in which the Company pays Mr. Leggett a consulting service fee under the Leggett Consulting Agreement. The Company and Mr. Lasov entered into a consulting agreement on November 22, 2022, as amended July 31, 2023 (the “Lasov Consulting Agreement”). Under the Lasov Consulting Agreement, Mr. Lasov is entitled to $32,500 per month for certain services Mr. Lasov provides to the Company and its affiliates. Mr. Lasov is separately entitled under the Lasov Consulting Agreement to a success bonus of $150,000 to be paid within 10 business days of the close of the business combination, subject to a reduction by the amount of each consulting service fee paid to Mr. Lasov by the Company under the Lasov Consulting Agreement. Mr. Leggett has agreed that as of April 1, 2024, he will reduce his monthly service fee under the Leggett Consulting Agreement to $5,000. The Company recognized an aggregate expense of $112,500 and $382,500, respectively, for the three and nine months ended September 30, 2024, which are included in “General and administrative” expenses in the accompanying condensed statements of operations. The Company recognized $157,500 during the three and nine months ended September 30, 2023, which are included in “General and administrative” expenses in the accompanying condensed statements of operations. The aggregate amount due of $115,000 and $52,500 are included in “Accounts payable and accrued expenses” on the accompanying condensed balance sheets at September 30, 2024 and December 31, 2023, respectively.

As of September 30, 2024, the Company is obligated to pay a success bonus of $77,500 to Mr. Leggett upon the consummation of a business combination. The Company is no longer obligated to pay a success bonus to Mr. Lasov, as the amounts previously expensed under his agreement has exceeded the bonus amount.

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

Class A Ordinary Shares Subject to Possible Redemption

Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2024 and December 31, 2023, 1,841,950 and 6,157,215, shares of Class A ordinary shares subject to possible redemption, respectively, are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

Net Income (Loss) Per Ordinary Share

Basic income (loss) per ordinary share is computed by dividing net income applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period. Consistent with ASC 480, ordinary shares subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class method, have been excluded from the calculation of income per ordinary share for the nine-month period ended September 30, 2024 and 2023. Such shares, if redeemed, only participate in their pro rata share of trust earnings. Diluted income per share includes the incremental number of ordinary shares to be issued to settle warrants, as calculated using the treasury method. For the period from December 31, 2023 to September 30, 2024, the Company did not have any dilutive warrants, securities or other contracts that could potentially, be exercised or converted into ordinary shares. As a result, diluted income per ordinary share is the same as basic income (loss) per ordinary share for all periods presented.

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

As previously disclosed in our Annual Report on Form 10-K, that was filed with the SEC on March 21, 2024, our management identified a material weakness in our internal control over financial reporting due to the fact that we did not have the necessary business processes and related internal controls formally designed and implemented related to accrued expenses and accounts payable. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles including implementing the remediation activities as described below. A new instance of an existing material weakness was identified during the period related to the classification of related party payables. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations, and cash flows for the period presented.

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

Changes in Internal Controls Over Financial Reporting

Except for the steps taken as part of the remediation activities described above, there have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the nine months ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.4	Amended and Restated Memorandum and Articles of Association (3)
2.1	Agreement and Plan of Merger, dated as of June 6, 2023, among The News Lens Co., Ltd., TNL Mediagene and Blue Ocean Acquisition Corp (5)
2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of May 29, 2024, among TNL Mediagene, Merger Sub and the Company (11)
2.3	Amendment No. 2 to Agreement and Plan of Merger, dated as of October 23, 2024 among TNL Mediagene, Merger Sub and the Company (12)
4.1	Specimen Unit Certificate (2)
4.2	Specimen Ordinary Share Certificate (2)
4.3	Specimen Warrant Certificate (2)
4.4	Warrant Agreement, dated December 2, 2021, among the Registrant and Continental Stock Transfer & Trust Company, as warrant agent (3)
10.1	Letter Agreement dated December 2, 2021, among the Registrant, Blue Ocean Sponsor LLC, Apollo SPAC Fund I, L.P., and the Registrant’s officers and directors (3)
10.3	Investment Management Trust Agreement dated December 2, 2021, between the Registrant and Continental Stock Transfer & Trust Company, as trustee (3)
10.4	Registration Rights Agreement, dated December 2, 2021, among the Registrant, Blue Ocean Sponsor LLC and certain other security holders named therein (3)
10.6	Private Placement Warrants Purchase Agreement, dated December 2, 2021, between the Registrant and Blue Ocean Sponsor LLC (3)
10.7	Form of Indemnity Agreement, dated December 2, 2021, between the Company and each officer and/or director (3)
10.8	Securities Subscription Agreement, dated as of April 6, 2021, between the Registrant and Blue Ocean Sponsor LLC (1)
10.9	Securities Subscription Agreement, dated as of October 28, 2021, by and among the Registrant, Blue Ocean Sponsor LLC and Apollo SPAC Fund I, L.P. (1)
10.10	Administrative Support Agreement, dated December 2, 2021, between the Registrant and Blue Ocean Sponsor LLC (3)
10.11	Consulting Agreement, dated as of October 11, 2022, between the Registrant and Richard Leggett (4)
10.12	Promissory Note, dated as of June 20, 2023, between the Company and the Sponsor. (6)
10.13	Promissory Note, dated August 3, 2023 issued by Blue Ocean Acquisition Corp to The News Lens Co., Ltd. (7)
10.14	Amendment to Consulting Agreement between Blue Ocean Acquisition Corp and Richard Leggett, dated July 31, 2023 (7)
10.15	Amendment to Consulting Agreement between Blue Ocean Acquisition Corp and Matt Lasov, dated July 31, 2023 (7)

10.16	Promissory Note, dated as of April 5, 2024, between the Company and the Sponsor (8)
10.17	Amended & Restated Promissory Note, dated as of July 15, 2024, between the Company and TNL Mediagene (9)
10.18	Amended & Restated Promissory Note, dated as of May 30, 2024, between the Company and the Sponsor (10)
31.1**	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2**	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith
(1)	Incorporated by reference to Registration Statement on Form S-1 filed with the Securities & Exchange Commission on November 9, 2021.
(2)	Incorporated by reference to Registration Statement on Form S-1 filed with the Securities & Exchange Commission on November 19, 2021.
(3)	Incorporated by reference to Current Report on Form 8-K filed with the Securities & Exchange Commission on December 8, 2021.
(4)	Incorporated by reference to Current Report on Form 8-K filed with the Securities & Exchange Commission on October 14, 2022.
(5)	Incorporated by reference to Current Report on Form 8-K filed with the Securities & Exchange Commission on June 6, 2023.
(6)	Incorporated by reference to Current Report on Form 8-K filed with the Securities & Exchange Commission on July 19, 2023.
(7)	Incorporated by reference to Current Report on Form 8-K filed with the Securities & Exchange Commission on August 4, 2023.
(8)	Incorporated by reference to Current Report on Form 8-K filed with the Securities & Exchange Commission on April 11, 2024.
(9)	Incorporated by reference to Current Report on Form 8-K filed with the Securities & Exchange Commission on July 19, 2024.
(10)	Incorporated by reference to Current Report on Form 8-K filed with the Securities & Exchange Commission on June 3, 2024.
(11)	Incorporated by reference to Current Report on Form 8-K filed with the Securities & Exchange Commission on May 31, 2024.
(12)	Incorporated by reference to Current Report on Form 8-K filed with the Securities & Exchange Commission on October 23, 2024.

PART III SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 21, 2024	BLUE OCEAN ACQUISITION CORP

	By:	/s/ Richard Leggett
	Name:	Richard Leggett
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Matt Lasov
	Name:	Matt Lasov
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)